Form 10-Q
period 2024-03-31
Fortress Net Lease REIT
filed 2024-05-15
CIK 1966394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 000-56536

Fortress Net Lease REIT
(Exact name of registrant as specified in its charter)

Maryland	92-1937121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 798-6100

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2024, the issuer had the following shares outstanding: 10,846,273 Class F-I shares (of which 3,006,279 are eligible for a waiver of management fees and performance participation), 4,801,005 Class B shares, 34,846,574 Class D shares, and 227,065 Class E shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Net Lease REIT (the “Company,” “we,” “us,” or “our”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the assets in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	our ability to source adequate investment opportunities to efficiently deploy capital;

•	our current and expected financing arrangements and investments;

•
the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our investments;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with FNLR Management LLC, a Delaware limited liability company (the “Adviser”), or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the assets in which we may invest;

•	our use of financial leverage;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	our tax status and the tax status and attributes of entities and assets in which we may invest.

i

In addition, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2024, (as amended, the “Form 10”). Other factors that could cause our actual results to differ materially include:

•	changes in the economy, particularly those affecting the real estate industry;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;

•
investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market;

•	adverse conditions in the areas where our investments or the properties underlying such investments are and may be located and local real estate conditions;

•
limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;

•
certain economic events may cause our shareholders to request that we repurchase their shares, and if we decide to satisfy any or all of such requests, our cash flow and our results of operations and financial condition could be materially adversely affected. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest;

•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or units of our Operating Partnership (as defined below)), and the sale of our assets, and we have no limits on the amounts we may fund from such sources;

•
the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, subject to the review and confirmation for reasonableness by our independent valuation advisor. The valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day;

•	future changes in laws or regulations and conditions in our operating areas;

•	our limited opportunities to increase rents under long-term leases with tenants;

•	our ability to raise additional funds to enable us to make additional investments and diversify the risk profile of our portfolio;

•	our ability to capitalize on potential investment opportunities, or identify and purchase suitable properties on attractive terms;

•	our ability to integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth;

•	our ability to accurately identify or adequately evaluate potential risks in volatile investing environments with limited market liquidity or price transparency;

•	the impact of macroeconomic and/or microeconomic developments on our tenants and potential tenants;

•	risks associated with the construction and renovation of our properties;

•	our ability to adequately maintain properties in accordance with the terms of the applicable leases or agreements;

•	the advent of any future epidemics, pandemics, or any other public health crises;

•
risks associated with the termination or expiration of leases and tenant defaults, which may be further exacerbated in the case whereby a single tenant is the counterparty to more than a single property;

•	risks associated with our use of single master leases and the enforceability of any such master leases under applicable law and/or in bankruptcy proceedings;

•	risks associated with investing outside of the United States;

•	the incurrence of contingent liabilities as a result of our investments, including our assumption of default risk or other third-party risks;

•
our use of financing arrangements, including seller financing, secured and unsecured leveraged and other one-off financing solutions, could subject us to financial covenants and other covenants that could restrict our operations;

•
our ability to forecast correlations between the value of our portfolio and the direction of exchange rates, interest rates and the price of securities in order to effectively or appropriately mitigate risks associated with our investments;

•	risks associated with our hedging program, including our use of options and forward trading;

•	our ability to accurately predict the pre-determined fixed repurchase price vis-à-vis the fair value of a property as of a future date;

•	certain risks associated with limitations on our remedies under bankruptcy laws;

•	our limited rights and liquidity associated with our investments in non-controlling equity positions and other real-estate related interests;

•	system failures and cybersecurity breaches;

•	substantial compliance costs that may be required to meet the constantly evolving legal and regulatory landscape for data protection and privacy;

•	competition in our markets, which may prevent our ability to increase the occupancy and rental rates of our properties;

•	potential misconduct and unauthorized conduct from third-party providers;

•	substantial capital expenditures that may be required to comply with regulations and/or to obtain necessary permits and licenses to invest in certain properties;

•
our ability to maintain our qualification as a REIT requires us to annually distribute at least 90% of our taxable income, and therefore, we may not be able to fund future capital needs, including financing for acquisitions, from our operating cash flow, and may need to rely on third-party sources for capital;

•
our properties and properties underlying our investments may have design, construction or other defects or problems that require unforeseen capital expenditures, special repair or maintenance expenses, or the payment of damages to third parties, which may also affect their valuations;

•	compliance with state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety;

•	our ability to obtain insurance for our properties at competitive market rates;

•	any limitations on our recourse under purchase and sale agreements to acquire properties;

•	risks associated with joint ventures;

•	risks associated with litigation or threatened litigation for damages that occur on, or liabilities derived from, the acquisition, ownership and disposition of our properties;

•	risks associated with our relationship with Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”), and the Adviser; and

•	changes to United States federal income tax laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Form 10-Q. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law.

You should read this Form 10-Q and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Form 10 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

PART I - FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Condensed Consolidated Financial Statements (Unaudited)	1
Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and for the period from the Date of Formation through March 31, 2023	2
Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and for the period from the Date of Formation through March 31, 2023	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and for the period from the Date of Formation through March 31, 2023	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	25
ITEM 4. CONTROLS AND PROCEDURES	27
PART II - OTHER INFORMATION	28
ITEM 1. LEGAL PROCEEDINGS	28
ITEM 1A. RISK FACTORS	28
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	29
ITEM 4. MINE SAFETY DISCLOSURES	29
ITEM 5. OTHER INFORMATION	29
ITEM 6. EXHIBITS	30
SIGNATURES	31

v

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Fortress Net Lease REIT Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	As of	As of
Assets	March 31, 2024	December 31, 2023
Investments in real estate, net	$205,756	$98,469
Intangible assets, net	40,473	20,912
Cash and cash equivalents	188,428	4,515
Restricted cash	59,002	127,889
Other assets	1,980	673
Total assets	$495,639	$252,458

Liabilities and Equity
Liabilities
Subscriptions received in advance	$54,074	$123,192
Due to affiliate	12,279	9,205
Distribution payable	1,845	470
Other liabilities	898	450
Accounts payable and accrued expenses	20,051	10,052
Total liabilities	89,147	143,369

Commitments and contingencies (see Note 8)

Equity
Common stock - Class F-I shares, $0.01 par value per share, 2,861 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	29	-
Common stock - Class F-I X shares, $0.01 par value per share, 2,992 and 2,346 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	30	23
Common stock - Class B shares, $0.01 par value per share, 4,785 and 2,102 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	48	21
Common stock - Class C shares, $0.01 par value per share, 0 and 7,227 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	73
Common stock - Class D shares, $0.01 par value per share, 31,088 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	311	-
Common stock - Class E shares, $0.01 par value per share, 211 and 202 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	415,965	115,952
Accumulated deficit	(9,893)	(6,982)
Total equity	406,492	109,089
Total liabilities and equity	$495,639	$252,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the three months ended March 31, 2024	For the period from January 24, 2023 (Date of Formation) through March 31, 2023
Revenue
Rental revenue	$2,677	$-
Total revenues	2,677	-

Expenses
Organizational costs	1,753	-
General and administrative	1,060	-
Depreciation and amortization	802	-
Total expenses	3,615	-

Other income (expense)
Interest income	2,394	-
Net income	$1,456	$-
Net income per share of common stock — basic and diluted	$0.04	$-
Weighted-average shares of common stock outstanding, basic and diluted	33,867	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	For the three months ended March 31, 2024
	Par Value
	Class F-I	Class F-I X	Class B	Class C	Class D	Class E	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2023	$—	$23	$21	$73	$—	$2	$115,952	$(6,982)	$109,089
Common stock issued	29	7	37	10	218	—	299,763	—	300,064
Offering costs	—	—	—	—	—	—	(682)		(682)
Distribution reinvestment	—	—	—	—	—	—	932	—	932
Share class exchange	—	—	(10)	(83)	93	—	—	—	—
Net income	—	—	—	—	—	—	—	1,456	1,456
Distributions declared on common stock (gross per share amount - see Note 7)	—	—	—	—	—	—	—	(4,367)	(4,367)
Balance at March 31, 2024	$29	$30	$48	$—	$311	$2	$415,965	$(9,893)	$406,492

For the period from January 24, 2023 (Date of Formation) through March 31, 2023
Par Value
	Class F-I	Class F-I X	Class B	Class C	Class D	Class E	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at January 24, 2023 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—
Share class exchange	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—
Balance at March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31, 2024	For the period from January 24, 2023 (Date of Formation) through March 31, 2023
Cash flows from operating activities:
Net income	$1,456	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	1,753	—
Depreciation and amortization	802	—
Other items	(1,017)	—
Changes in assets and liabilities:
Decrease in other assets	296	—
Increase in other liabilities	893	—
Net cash provided by operating activities	4,183	—

Cash flows from investing activities:
Acquisitions of real estate	(92,762)	—
Capital expenditures and improvements	(25,281)	—
Net cash used in investing activities	(118,043)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	177,804	—
Subscriptions received in advance	53,141	—
Payment of distributions to common stock	(2,059)	—
Net cash provided by financing activities	228,886	—
Net change in cash, cash equivalents and restricted cash	115,026	—

Cash, cash equivalents and restricted cash, beginning of period	132,404	—
Cash, cash equivalents and restricted cash, end of period	$247,430	$—

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$188,428	$—
Restricted cash	59,002	—
Total cash, cash equivalents and restricted cash	$247,430	$—

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$9,377	$—
Distributions declared and unpaid	$1,845	$—
Dividend reinvestment	$932	$—
Offering costs due to affiliate	$682	$—
Share class exchange	$94	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Fortress Net Lease REIT Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Organization and Business Purpose

Fortress Net Lease REIT (“FNLR” or the “Company”) was formed on January 24, 2023 (the “Date of Formation”) as a Maryland statutory trust and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company was organized to invest primarily in single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors located in the United States and, to a lesser extent, Canada, Europe or other jurisdictions as the Company sees fit. The Company, through FNLR GP LLC (a wholly owned subsidiary of the Company), is the sole general partner of FNLR OP LP, a Delaware limited partnership (“FNLR OP”), and FNLR SLP LLC (the “Special Limited Partner”), a wholly owned subsidiary of Fortress Investment Group LLC (“Fortress”), owns a special limited partner interest in FNLR OP. Substantially all of the Company’s business is conducted through FNLR OP. The Company and FNLR OP are externally managed by FNLR Management LLC (the “Adviser”), an affiliate of Fortress.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. As of March 31, 2024, the Company owned seven investments in real estate, of which three are subject to build-to-suit leases, and four for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial properties located in the United States.

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933, as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. As of March 31, 2024, the Company had received aggregate net proceeds of $419.8 million from the sales of shares of its common stock through this initial offering.

2.	Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s registration statement on Form 10 for the period from January 24, 2023 (Date of Formation) through December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2024 (as amended, the “Form 10”).

The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE.

FNLR OP is considered to be a VIE. The Company consolidates this entity because it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets and overall operating plans. The Company meets the VIE disclosure exemption criteria, as the Company’s interest in FNLR OP is considered a majority voting interest.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ materially from those estimates.

Investments in Real Estate

In accordance with ASC 805, Business Combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.

Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs associated with asset acquisitions.

Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identifiable intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities on a relative fair value basis. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company records acquired above-market and below-market leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The Company records acquired in-place lease values based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include costs to execute similar leases or estimated carrying costs during hypothetical expected lease-up periods considering current market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses, if any, and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including but not limited to, the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. Amortization of in-place lease intangibles was $201,206 and $0 for the three months ended March 31, 2024 and for the period from January 24, 2023 (Date of Formation) through March 31, 2023, respectively, and recorded as Depreciation and amortization expense on the Condensed Consolidated Statements of Operations.

The cost of building and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	35-40 years
Tenant improvements	25 years
Land improvements	4-6 years
In-place lease intangibles	Over lease term

The Company determines a tenant improvement’s depreciable useful life as the shorter of the tenant’s lease term or the economic useful life associated with the tenant improvement. Depreciation expense was $601,096 and $0 for the three months ended March 31, 2024 and for the period from January 24, 2023 (Date of Formation) through March 31, 2023, respectively, and included in Depreciation and amortization expense on the Condensed Consolidated Statements of Operations.

The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, construction costs, real estate taxes and insurance. Additionally, the Company capitalizes interest costs related to development activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences but no later than one year after substantial completion.

The Company reviews real estate properties for impairment quarterly or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are evaluated on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. No impairments occurred during the three months ended March 31, 2024 or for the period from January 24, 2023 (Date of Formation) through March 31, 2023.

Definite-lived intangible assets are recorded as a component of Intangible assets on the Company’s Condensed Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases will be recorded as an adjustment to Rental revenue on the Company’s Condensed Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations. As of March 31, 2024, the Company has not recorded any above-market or below-market lease intangibles.

The Company reviews indefinite-lived intangible assets for impairment annually or when there is an event or change in circumstances that indicate a decrease in value. If there are qualitative factors that indicate it is more likely than not that the indefinite-lived intangible asset is impaired, the Company calculates the fair value of the asset and will record the impairment charge if the carrying amount exceeds the fair value. This new cost basis will be used for future periods when recording subsequent loss and cannot be written up to a higher value as a result of increases in fair value. No impairments occurred during the three months ended March 31, 2024 or for the period from January 24, 2023 (Date of Formation) through March 31, 2023.

Rental Revenue

The Company accounts for rental revenue in accordance with ASC 842, Leases. Rental revenue primarily consists of fixed contractual base rent arising from the tenant leases at our properties under operating leases. Revenue under leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Base rent arising from tenant leases at our properties is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental revenue in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.

Income Taxes

The Company qualifies to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ending December 31, 2023. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”) relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its intended manner of operation will enable the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2023.

As a REIT, the Company generally will not be subject to U.S. federal income tax on its net taxable income that it distributes currently to its shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute each year at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If the Company fails to qualify for taxation as a REIT in any taxable year and does not qualify for certain statutory relief provisions, the Company’s income for that year will be taxed at regular corporate rates, and the Company would be disqualified from taxation as a REIT for the four taxable years following the year during which the Company ceased to qualify as a REIT. Even if the Company qualifies as a REIT for U.S. federal income tax purposes, it may still be subject to state and local taxes on its income and assets and to U.S. federal income and excise taxes on its undistributed income.

Earnings Per Share

Basic earnings/(loss) per share of common shares is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net earnings/(loss), and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares for the three months ended March 31, 2024 and for the period from January 24, 2023 (Date of Formation) through March 31, 2023.

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress will receive $100,000 of Class E shares for services provided. The annual award of common shares will vest one year from the date of grant and will be based on the then-current per share transaction price of Class E shares at the time of issuance. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. See “Note 7 – Equity” for additional information regarding share-based compensation.

Recent Accounting Pronouncements

In November of 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on the disclosures within its Condensed Consolidated Financial Statements.

3.	Investments in Real Estate, net

Investments in real estate, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Buildings and tenant improvements	$100,985	$49,264
Land and land improvements	34,097	12,718
Construction in progress	71,294	36,506
Total	206,376	98,488
Accumulated depreciation	(620)	(19)
Investments in real estate, net	$205,756	$98,469

During the three months ended March 31, 2024, the Company acquired six industrial properties for approximately $92.8 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 1,880 thousand and 983 thousand square feet as of March 31, 2024 and December 31, 2023, respectively, all of which is fully occupied.

Acquisitions
The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the three months ended March 31, 2024:

Property Type	Acquisition Value (in thousands)	Number of Properties	Square Feet (in thousands)
Industrial	$21,884	1	242
Industrial	25,353	2	401
Industrial	45,525	3	254

There were no acquisitions for the period from January 24, 2023 (Date of Formation) through March 31, 2023.

The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2024:

(in thousands)	Amount
Buildings and tenant improvements	$51,622
Land and land improvements	21,378
In-place lease intangibles	19,762
Total Purchase Price(1)	$92,762
(1) The total purchase price was paid for in cash.

4.	Intangibles

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Intangible lease assets:
In-place lease intangibles	$33,188	$13,426
Condominium interest	7,492	7,492
Total intangible lease assets	40,680	20,918
Accumulated amortization:
In-place lease intangibles	207	6
Total intangible lease assets	207	6
Intangible lease assets, net	$40,473	$20,912

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of March 31, 2024 is as follows:

(in thousands)	Amount
2024 (remaining)	$1,095
2025	1,469
2026	1,469
2027	1,469
2028	1,469
2029	1,469
Thereafter	24,541
Total	$32,981

5.	Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate:

(in thousands)	March 31, 2024	December 31, 2023
Organizational and offering costs	$11,630	$9,195
General and administrative expenses	649	10
Due to affiliate	$12,279	$9,205

Management Fee

The Company will pay the Adviser a management fee ranging from 1.00% to 1.25% of net asset value (“NAV”) per annum payable monthly. However, the Adviser has waived the management fee for six months for certain investors measured from the later of (i) the day on which such shareholder first purchased any waiver-eligible shares and (ii) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”). The management fee paid to the Adviser in respect of any Class E Shares will be waived by the Adviser for periods following the time that the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP will be waived by the Special Limited Partner following the time that the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes.

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $11.6 million and $9.2 million of reimbursable costs were payable to the Adviser at March 31, 2024 and December 31, 2023, respectively.

6.	Leases

Lessor – Operating leases

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s triple net lease, fully occupied properties which consist of fixed annual rent that escalates annually throughout the term of the applicable leases. The tenant is generally responsible for all property-related expenses, including taxes, insurance and maintenance, and the Company has rights in accordance with the lease agreement to protect the value of the leased property. The Company’s triple net lease properties are each occupied by a single tenant.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of March 31, 2024.
Future Minimum Receipts
Year	(in thousands)
2024 (remaining)	$10,545
2025	31,011
2026	31,924
2027	32,864
2028	33,833
2029	34,829
Thereafter	872,003
Total	$1,047,009

7.	Equity

Authorized Capital

As of March 31, 2024, the Company had the authority to issue an unlimited number of preferred shares and seven classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class C, Class D and Class E. The Company also presents Class F-I X which represents Class F-I common shares that are currently entitled to a fee waiver, as described in the Form 10. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following table details the movement in the Company’s outstanding shares of common shares:

	Three Months Ended March 31, 2024
(in thousands)	Class F-I	Class F-I X(1)	Class B	Class C	Class D	Class E	Total
December 31, 2023	-	2,346	2,102	7,227	-	202	11,877
Common shares issued	2,861	630	3,669	1,052	21,748	7	29,967
Distribution reinvestment	-	16	14	26	35	2	93
Class transfers	-	-	(1,000)	(8,305)	9,305	-	-
Common shares repurchased	-	-	-	-	-	-	-
March 31, 2024	2,861	2,992	4,785	-	31,088	211	41,937

(1) Class F-I X represents Class F-I common shares that are currently entitled to a fee waiver, as described in the Form 10.

Share and Unit Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a monthly basis, that the Company repurchase all or any portion of their shares. The aggregate NAV of total repurchases of the Company’s common shares under the Company’s share repurchase plan and redemptions of Operating Partnership units is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares or units issued to the Adviser and its affiliates as payment for management fees or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.

The Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro-rata basis.

The Company had no repurchase requests for the three months ended March 31, 2024.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period the Adviser and Special Limited Partner have waived the management fee and performance participation allocation, respectively.

The following table details the aggregate distributions declared for each applicable class of common shares:

	Three Months Ended March 31, 2024
	Class F-I(1)	Class F-I X	Class B	Class C(1)	Class D	Class E
Aggregate gross distributions declared per share of common shares	$0.0440	$0.1275	$0.1275	$0.0835	$0.1275	$0.1275

(1) Class F-I shares and Class C shares were outstanding for a portion of the three month period ending March 31, 2024.

Share-Based Compensation

The Company accrued approximately $75,000 of non-cash compensation expense for the three months ended March 31, 2024.

8.	Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of approximately $159.3 million and $183.5 million as of March 31, 2024 and December 31, 2023, respectively, in connection with its properties under development.

9.	Earnings Per Share

Basic earnings/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share.

(in thousands, except per share data)	Three Months Ended March 31, 2024	For the period from January 24, 2023 (Date of Formation) through March 31, 2023
Net income	$1,456	$-
Weighted average number of common shares outstanding	33,867	-
Net income per common share	$0.04	$-

10.	Subsequent Events

In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after March 31, 2024 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from March 31, 2024 through the date the condensed consolidated financial statements were issued.

As of April 1, 2024, the Company has qualified as a publicly offered REIT for U.S. federal income tax purposes.

Proceeds from the Issuance of Common Shares

On April 1, 2024, the Company issued and sold 5,360,972 common shares, consisting of 1,891,784 Class F-I shares (of which 6,994 shares were eligible for a waiver of management fees and performance participation, see “Note 5 – Related Party Transactions”), 7,589 Class B shares, 3,451,175 Class D shares, (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 10,424 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $53.8 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

In addition, on May 1, 2024, the Company issued and sold 3,423,126 common shares, consisting of 3,101,739 Class F-I shares (of which 7,668 shares were eligible for a waiver of management fees and performance participation, see “Note 5 – Related Party Transactions”) 8,248 Class B shares, 307,603 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 5,536 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $34.4 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

Acquisitions

On April 11, 2024, the Company acquired twenty-seven industrial properties located across nine states within the United States for approximately $133.2 million. The properties were subsequently leased back to the seller under an absolute triple net master lease.

On May 7, 2024, the Company acquired six retail properties located across the state of Washington for approximately $15.2 million. The properties were subsequently leased back to the seller under an absolute triple net master lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Fortress Net Lease REIT,” “we,” “us,” “our,” “FNLR,” and the “Company” refer to Fortress Net Lease REIT, together with its consolidated subsidiaries, unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Special Note Regarding Forward-Looking Statements” and in “Item 1A.—Risk Factors” in our Form 10.

Overview

Fortress Net Lease REIT invests primarily in single-tenant, net leased assets. We plan to own all or substantially all of our assets through FNLR OP LP, a subsidiary of the Company (the “Operating Partnership”). FNLR GP LLC is a wholly-owned subsidiary of the Company and is the sole general partner of the Operating Partnership. We are externally managed by FNLR Management, LLC. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and our management does not distinguish our principal business, or group our operations, by geography or property type for purposes of measuring performance. Accordingly, we have only one reportable segment.

The Company was formed on January 24, 2023 as a Maryland statutory trust (the “Date of Formation”); however, no activity occurred until we acquired our first property on September 28, 2023.

The Company is a non-listed, perpetual life REIT that has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.

As of March 31, 2024, we have received proceeds of $419.8 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Investment Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the first quarter of 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between Israel and Hamas), continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Industry valuations remain under pressure due to a combination of rising interest rates, cost inflation, elevated vacancy rates, and uncertainty around future capital availability. However, industry transaction volumes increased slightly compared to the previous quarter. Our real estate business, focused on triple net leases, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics of the net lease structure, highly predictable net rent growth, and long-duration contractual income across the portfolio.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy, and our condensed consolidated financial statements. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our Form 10.

Recent Developments

Since March 31, 2024, through and including the date hereof, we have acquired (i) twenty-seven industrial properties across nine states within the United States for $133.2 million, (ii) six retail properties located across the state of Washington for $15.2 million, for a total purchase price of $148.4 million and (iii) issued and sold an aggregate of 8,784,098 common shares in our private offering, resulting in proceeds of $88.2 million (see “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements—Note 10. Subsequent Events — Acquisitions” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

Emerging Growth Company Status

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

Q1 2024 Highlights

Operating Results

•	Declared monthly net distributions totaling $4.4 million for the three months ended March 31, 2024. The details of our total returns are shown in the following table:

	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class F-I X Shares (2)	Class B Shares	Class C Shares(3)	Class D Shares	Class E Shares
Inception-to-Date Total Return (1)	—	—	0.59%	2.74%	2.59%	—	1.75%	2.76%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company believes total return is a useful measure of the overall investment performance of our shares.

(2)	Class F-I X represents Class F-I common shares that are currently entitled to a fee waiver, as described in the Form 10.

(3)	As of March 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.

Investments

•
Acquired six industrial properties with a total purchase price of $92.8 million during the three months ended March 31, 2024. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.

Capital Activity and Financings

•	Raised proceeds of $301.0 million from the sale of our common shares for the three months ended March 31, 2024.

Overall Portfolio

•
As of March 31, 2024, our portfolio was comprised entirely of industrial properties, with (i) buildings, (ii) land and (iii) properties under development, representing approximately 49%, 17% and 35%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

The following table provides a summary of our portfolio as of March 31, 2024:

Property Type	Location	Number of Properties		Square Feet(1) (in thousands)	Occupancy Rate(1)	Acquisition Date	Ownership Interest
Industrial	Hannover, PA	1		N/A	N/A	9/28/2023	100%
Industrial	Berkeley, MO	1		N/A	N/A	11/1/2023	100%
Industrial	Stanton, TN	1		N/A	N/A	11/30/2023	100%
Industrial	Appleton, WI	1		983	100%	12/28/2023	100%
Industrial	Parkesburg, PA	1		242	100%	01/29/2024	100%
Industrial	Tiffin, OH and Newberg, OR	2	(2)	401	100%	02/29/2024	100%
Industrial	Orem, UT	3	(2)	254	100%	03/29/2024	100%
Total		10

(1)	Information is excluded for properties under development.
(2)	Properties are subject to master lease agreements.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2024:

Year	Number of Expiring Leases	Annualized Base Rent ($ in thousands)	% of Total Annualized Base Rent Expiring	Square Feet(1) (in thousands)	% of Total Square Feet Expiring
2024	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
Thereafter	10	61,245	100%	1,880	100%
Total	10	$61,245	100%	1,880	100%

(1)	Information is excluded for land investments and properties under development.

Results of Operations

From the Date of Formation through September 27, 2023, the Company had not commenced principal operations and was focused on formation and private offering activities. The Company’s results of operations for the three months ended March 31, 2024 and for the period from Date of Formation through March 31, 2023 are not comparable and, accordingly, no comparative amounts for the period from the Date of Formation through March 31, 2023 are discussed.

The following table sets forth the results of our operations for the three months ended March 31, 2024 (in thousands, except per share data and percentages):

Three Months Ended March 31, 2024
Revenue
Rental revenue	$2,677
Total revenues	2,677

Expenses
Organizational costs	1,753
General and administrative	1,060
Depreciation and amortization	802
Total expenses	3,615
Other income (expense)
Interest income	2,394
Net income	$1,456
Net income per share of common stock – basic and diluted	$0.04
Weighted-average shares of common stock outstanding, basic and diluted	33,867

Revenue

Rental Revenue

During the three months ended March 31, 2024, rental revenue was $2.7 million and was generated by the seven operating properties the Company held during the quarter.

Expenses

Organizational costs

During the three months ended March 31, 2024, organizational costs were $1.8 million. These costs were incurred primarily in conjunction with the Company’s registration.

General and Administrative Expenses

During the three months ended March 31, 2024, general and administrative expenses were $1.1 million and consisted primarily of professional services and operating expenses.

Depreciation and Amortization

During the three months ended March 31, 2024, depreciation and amortization expenses were $0.8 million, driven by the depreciation and amortization on the seven operating properties the Company held during the quarter.

Other Income

Interest Income

During the three months ended March 31, 2024, interest income was $2.4 million which consisted of interest earned on the cash deposited in a money market account.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class F-S, Class F-D, Class F-I, Class F-I X, Class B, Class C, Class D and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2024:

($ in thousands)
Components of NAV	Amount
Investments in real estate, net	$195,409
Intangible assets, net	40,680
Cash and cash equivalents	188,427
Restricted cash	59,002
Other assets	1,129
Subscriptions received in advance	(54,074)
Due to affiliate	(649)
Distribution payable	(1,845)
Other liabilities	(898)
Accounts payable and accrued expenses	(5,486)
Net Asset Value	$421,695
Number of outstanding shares/units	41,937

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024:

($ in thousands, except per share/data)
NAV per share(1)	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class F-I X Shares(2)	Class B Shares	Class D Shares	Class E Shares	OP Units	Total
NAV	$—	$—	$28,735	$30,109	$48,089	$312,637	$2,125	$—	$421,695
Number of outstanding shares/units	—	—	2,861	2,992	4,785	31,088	211	—	41,937
NAV Per Share/Unit as of March 31, 2024	$—	$—	$10.0433	$10.0645	$10.0495	$10.0566	$10.0661	$—

(1)
As of March 31, 2024, there were no Class C shares outstanding. Pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.

(2)	Class F-I X represents Class F-I common shares that are currently entitled to a fee waiver, as described in the Form 10.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2024:

Property Type	Capitalization Rate
Industrial	7.74%

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor.  A change in the capitalization rates would impact the calculation of the value of our real estate investments.  For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial
Capitalization Rate	0.25% Decrease	+3.35%

(weighted average)	0.25% Increase	(3.14)%

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity and Operating Partnership’s capital per our Condensed Consolidated Balance Sheet to our NAV:

March 31, 2024
($ in thousands)
Equity	$406,492
Adjustments:
Accrued organization and offering costs	11,630
Net unrealized real estate appreciation	3,598
Accumulated depreciation and amortization under GAAP	827
Straight-line rent	(852)
NAV	$421,695

The following details the adjustments to reconcile accounting principles generally accepted in the United States of America (“GAAP”) equity and total partners’ capital of the Operating Partnership to our NAV:

•
The Adviser agreed to advance certain organization and offering costs on our behalf through November 1, 2024. The Adviser will be reimbursed for such costs on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.

•	The Company recognizes rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.

•
The Company depreciates investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.

•
Investments in real estate, net are presented at their depreciated cost basis in the GAAP condensed consolidated financial statements. For purposes of calculating NAV, operating properties will be initially valued at cost and subsequently measured at fair value. Properties under development are recorded at the transaction price plus gross fundings, which include construction interest paid to the Company until the applicable construction is completed.

Distributions

Beginning on November 30, 2023, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the Dealer Manager for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2024:

Record Date	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class F-I X Shares(1)	Class B Shares	Class C Shares(2)	Class D Shares	Class E Shares
January 31, 2024	$—	$—	$—	$0.0396	$0.0396	$0.0396	$0.0396	$0.0396
February 29, 2024	$—	$—	$—	$0.0439	$0.0439	$0.0439	$0.0439	$0.0439
March 31, 2024	$—	$—	$0.0440	$0.0440	$0.0440	$—	$0.0440	$0.0440
Total	$—	$—	$0.0440	$0.1275	$0.1275	$0.0835	$0.1275	$0.1275

(1)	Class F-I X represents Class F-I common shares that are currently entitled to a fee waiver, as described in the Form 10.

(2)	As of March 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.

For the three months ended March 31, 2024, we declared net distributions in the amount of $4.4 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.

The following table details our distributions declared for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
($ in thousands)	Amount	Percentage
Distributions
Payable in cash	$3,018	69%
Reinvested in shares	1,349	31%
Total distributions	$4,367	100%
Sources of Distributions
Cash flows from operating activities	$4,183	96%
Other proceeds(1)	184	4%
Offering proceeds	—	0%
Total sources of distributions	$4,367	100%
Cash flows from operating activities	$4,183
Funds from Operations (2)	$2,258

(1)
Build-to-suit construction interest of  $1.3 million for the three months ended March 31, 2024 was used as a source to support the dividend payments.  Build-to-suit construction interest is not recognized as operating cash flow under GAAP.

(2)
See “Funds from Operations” below for a description of Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income attributable to shareholders and for considerations on how to review these metrics.

Funds from Operations

We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

The following table presents a reconciliation of net income (loss) attributable to shareholders to FFO attributable to shareholders:

Three Months Ended March 31, 2024 (in thousands)
Net (loss) income attributable to shareholders	$1,456
Adjustments to arrive at FFO:
Depreciation and amortization	802
FFO attributable to shareholders	2,258

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with $188.4 million of immediate liquidity as of March 31, 2024, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of approximately $301.0 million for the three months ended March 31, 2024. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments.

Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, both of which will impact our liquidity to the extent the Adviser or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem shares or Operating Partnership units previously issued to them.

Our cash needs for acquisitions and other capital investments will be funded primarily from the sale of common shares and through the incurrence or assumption of debt. We plan on fulfilling our outstanding commitment obligations for properties under development from the sale of common shares. Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We continue to believe that our current liquidity position is sufficient to meet the need of our expected investment activity.

Capital Resources

On January 2, 2024, the Company issued and sold 12,022,878 common shares, consisting of 350,755 Class F-I shares, 948,066 Class B shares, 121,258 Class C shares, 10,602,404 Class D shares, and 395 Class E shares, to accredited investors in our private offering, amounting to proceeds of $120.3 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, pursuant to the terms of the Class B shares, Class C shares and Class D shares, 1,000,000 Class B shares were automatically converted into 999,391 Class D shares, and 4,343,271 Class C shares were automatically converted into 4,342,273 Class D shares.

On January 29, 2024, the Company entered into a subscription agreement (the “TTC Subscription Agreement”), pursuant to which TTC Multi-Strategy Fund QP, LP agreed to purchase an aggregate of $65.0 million of our Class D shares in one or more closings, as determined by us in our sole discretion.

On February 1, 2024, the Company issued and sold 11,997,722 common shares, consisting of 288,344 Class F-I shares, 2,727,182 Class B shares, 947,873 Class C shares, 8,033,926 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 397 Class E shares, to accredited investors in our private offering, amounting to proceeds of $120.1 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

On March 1, 2024, the Company issued and sold 6,040,640 common shares, consisting of 2,868,117 Class F-I shares (of which, 6,985 shares were eligible for a waiver of management fees and performance participation) 7,547 Class B shares, 9,236 Class C shares, 3,147,821 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 7,919 Class E shares, to accredited investors in our private offering, amounting to proceeds of $60.6 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

As of March 31, 2024, the Company had issued and sold in the aggregate 41,936,819 common shares, which, after giving effect to conversions, consist of 5,852,749 Class F-I shares (of which 2,991,617 shares were eligible for a waiver of management fees and performance participation), 4,785,168 Class B shares, 31,087,797 Class D shares, and 211,105 Class E shares to accredited investors in our private offering for an aggregate price of $419,769,787.

Subsequent to March 31, 2024, on April 1, 2024, the Company issued and sold 5,360,972 common shares, consisting of 1,891,784 Class F-I shares (of which, 6,944 shares were eligible for a waiver of management fees and performance participation), 7,589 Class B shares, 3,451,175 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 10,424 Class E shares, to accredited investors in our private offering, amounting to proceeds of $53.8 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

In addition, on May 1, 2024, the Company issued and sold 3,423,126 common shares, consisting of 3,101,739 Class F-I shares (of which 7,668 shares were eligible for a waiver of management fees and performance participation), 8,248 Class B shares, 307,603 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 5,536 Class E shares, to accredited investors in our private offering, amounting to proceeds of $34.4 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

Cash Flows

Cash flows provided by operating activities were $4.2 million for the three months ended March 31, 2024. The cash flows provided by operating activities were primarily due to the collection of rental revenues of $2.3 million.

Cash flows used in investing activities were $118.0 million for the three months ended March 31, 2024. Cash flows of $92.8 million were also used to acquire six operating properties and $25.3 million was used to fund construction in progress for the three build-to-suit properties.

Cash flows provided by financing activities were $228.9 million for the three months ended March 31, 2024, attributable primarily due to $177.8 million from the issuance of our common shares and $53.1 million from subscriptions received in advance.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of March 31, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Organizational and offering costs	$11,630	$969	$4,652	$4,652	$1,357
Commitments	159,311	159,311	—	—	—
Total	$170,941	$160,280	$4,652	$4,652	$1,357

Critical Accounting Estimates

The preparation of our financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies and Estimates” for further descriptions of the below accounting policies.

Investments in Real Estate

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805, Business Combinations. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to buildings, land, and construction in process and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have intangible value, such as customer relationships, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

Acquired above-market and below-market leases are recorded at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, if any, and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Investments in Real Estate and Intangible Assets

We review real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

We review indefinite-lived intangible assets for impairment annually or when there is an event or change in circumstances that indicates a decrease in value. If there are qualitative factors that indicate it is more likely than not that the indefinite-lived intangible asset is impaired, we calculate the fair value of the asset and record the impairment charge if the carrying amount exceeds the fair value. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements may be issued by the Financial Accounting Standards Board or other standard setting bodies that will be adopted by the Company as of the specified effective date. The Company believes that the impact of the recently issued standards that are not yet effective and not adopted will not have a material impact on its financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to interest rates, credit risk, credit market values, liquidity and foreign currency exchange rates. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience, and we seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Through our investment portfolio and floating rate leverage facilities that we may use to finance our investment portfolio, we are exposed to risk from changes in interest rates and inflation. An increase in interest rates could increase the cost of variable rate debt that we may incur in the future, which may affect our ability to make distributions or payments to our investors. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction and/or operation of real estate properties. The market value of our investments could potentially decline in value in times of higher inflation rates. Some of our investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, as inflation could affect both income and expenses, any increase in income could potentially not be sufficient to cover increases in expenses. Moreover, as inflation increases, the real value of our investments and distributions therefrom can decline. If we are unable to increase the revenue and profits of our investments at times of higher inflation, we could be unable to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of investors.

We generally expect to mitigate this exposure to interest rate risk by purchasing or selling various financial instruments, including interest rate cap or collar agreements and interest rate swap agreements. While we have not experienced any significant credit losses since we commenced operations, in the event of a significant rising interest rate environment and/or economic downturn, tenant vacancies or defaults could increase and result in losses, which could adversely affect our operating results and liquidity, including our ability to pay any debt obligations we may incur. However, our interest rate hedging strategies may not eliminate all of our interest rate risk due to, among other things, uncertainties in the timing and/or amounts of inflation or the general interest rate environment and/or unequal, inaccurate, or unavailable hedges to offset changes in future interest rates.

As of March 31, 2024, we had no variable rate indebtedness.

Credit Risk

We are exposed to credit risk in our investments with respect to a tenant’s ability to make required rent payments to us. We intend to manage this risk by employing a credit-first approach to understanding the financial wherewithal of a tenant prior to entering into a lease and by actively monitoring the macro- and micro-economic and industry trends that impact our tenants as well as their financial statements when available.

Market Value Risks

We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including real estate property values, interest rates and property cash flows. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. In addition, commercial property values are subject to volatility and may be adversely affected by a number of factors, including: national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations.

Liquidity Risk

Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets.

Foreign Currency Risk

Any of our investments that may be denominated in a foreign currency will also be subject to risks related to fluctuations in exchange rates. We generally expect to mitigate this exposure by hedging the net currency exposure of our foreign currency assets to the U.S. Dollar. As a result, we expect to reduce our exposure to changes in portfolio value related to changes in foreign exchange rates. However, our currency hedging strategies may not eliminate all of our currency risk due to, among other things, uncertainties in the timing and/or amounts of payments received on the related investments, and/or unequal, inaccurate, or unavailable hedges to offset changes in future exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (“Co-CEOs”), who are our principal executive officers, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we, the Adviser or Fortress may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we may incur significant costs and expenses in connection with any such proceedings.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Form 10.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 2, 2024, the Company issued and sold 12,022,878 common shares, consisting of 350,755 Class F-I shares, 948,066 Class B shares, 121,258 Class C shares, 10,602,404 Class D shares, and 395 Class E shares, to accredited investors in our private offering, amounting to proceeds of $120.3 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, pursuant to the terms of the Class B shares, Class C shares and Class D shares, 1,000,000 Class B shares were automatically converted into 999,391 Class D shares, and 4,343,271 Class C shares were automatically converted into 4,342,273 Class D shares.

On January 29, 2024, the Company entered into the TTC Subscription Agreement, pursuant to which TTC Multi-Strategy Fund QP, LP agreed to purchase an aggregate of $65.0 million of our Class D shares in one or more closings, as determined by us in our sole discretion.

On February 1, 2024, the Company issued and sold 11,997,722 common shares, consisting of 288,344 Class F-I shares, 2,727,182 Class B shares, 947,873 Class C shares, 8,033,926 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 397 Class E shares, to accredited investors in our private offering, amounting to proceeds of $120.1 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

On March 1, 2024, the Company issued and sold 6,040,640 common shares, consisting of 2,868,117 Class F-I shares (of which, 6,985 shares were eligible for a waiver of management fees and performance participation), 7,547 Class B shares, 9,236 Class C shares, 3,147,821 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 7,919 Class E shares, to accredited investors in our private offering, amounting to proceeds of $60.6 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, pursuant to the terms of the Class C shares and Class D shares, 3,962,260 Class C shares were automatically converted into 3,961,984 Class D shares.

As of March 31, 2024, the Company had received proceeds of $419,769,787 from selling an aggregate 41,936,819 common shares in the private offering, comprising of 5,852,749 Class F-I shares (of which 2,991,617 shares were eligible for a waiver of management fees and performance participation), 4,785,168 Class B shares, 31,087,797 Class D shares, and 211,105 Class E shares.

Subsequent to March 31, 2024, on April 1, 2024, the Company issued and sold 5,360,972 common shares, consisting of 1,891,784 Class F-I shares (of which 6,994 shares were eligible for a waiver of management fees and performance participation), 7,589 Class B shares, 3,451,175 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 10,424 Class E shares, to accredited investors in our private offering, amounting to proceeds of $53.8 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

In addition, on  May 1, 2024, the Company issued and sold 3,423,126 common shares, consisting of 3,101,739 Class F-I shares (of which 7,668 shares were eligible for a waiver of management fees and performance participation), 8,248 Class B shares, 307,603 Class D shares (including Class D shares issued and sold pursuant to the TTC Subscription Agreement), and 5,536 Class E shares, to accredited investors in our private offering, amounting to proceeds of $34.4 million to us as payment for such shares, including shares issued pursuant to our distribution reinvestment plan.

All of the foregoing shares have been issued and sold in reliance upon the available exemption from registration requirements of the Securities Act under Section 4(a)(2) thereof and Regulation D thereunder.

Share Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a monthly basis, that the Company repurchase all or any portion of their shares. The aggregate NAV of total repurchases of the Company’s common shares under the Company’s share repurchase plan and redemptions of Operating Partnership units is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares or units issued to the Adviser and its affiliates as payment for management fees or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.

The Company is not obligated to repurchase any shares and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro-rata basis.

The Company had no repurchase requests from December 31, 2023 to March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(b) Exhibits

3.1
Certificate of Trust of the Company, dated January 24, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed with the SEC on February 1, 2024)

3.2
Second Amended and Restated Declaration of Trust of the Company, dated September 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed with the SEC on February 1, 2024)

3.3	Bylaws of the Company, as adopted May 1, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed on February 1, 2024)
4.1
Distribution Reinvestment Plan adopted by the Company, effective as of September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed with the SEC on February 1, 2024)

10.1
Subscription Agreement, dated January 29, 2024, by and between the Company and TTC Multi-Strategy Fund QP, LP (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10/A (File No. 000-56632) filed with the SEC on March 13, 2024)

31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Definition **
101.DEF	XBRL Taxonomy Calculation **
101.LAB	XBRL Taxonomy Labels **
101.PRE	XBRL Taxonomy Presentation **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

* The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

** The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer
	Date:	May 15, 2024