Form 10-Q
period 2024-06-30
Fortress Net Lease REIT
filed 2024-08-14
CIK 1966394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2024, the issuer had the following shares outstanding: 24,964,633 Class F-I shares, 35,996,055 Class D shares, and 272,770 Class E shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Net Lease REIT (the “Company,” “we,” “us,” or “our”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of the assets in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•our ability to source adequate investment opportunities to efficiently deploy capital;
•our current and expected financing arrangements and investments;
•the effect of global and national economic and market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our investments;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with FNLR Management LLC, a Delaware limited liability company (the “Adviser”), or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the assets in which we may invest;
•our use of financial leverage;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to structure investments in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and
•our tax status and the tax status and attributes of entities and assets in which we may invest.
i

In addition, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Registration Statement on Form 10 initially filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2024 (as amended, the “Form 10”). Other factors that could cause our actual results to differ materially include:
•changes in the economy, particularly those affecting the real estate industry;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
•investing in commercial real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market;
•adverse conditions in the areas where our investments or the properties underlying such investments are and may be located and local real estate conditions;
•limitations on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or to maintain our qualification as a real estate investment trust (a “REIT”), for U.S. federal income tax purposes;
•certain economic events may cause our shareholders to request that we repurchase their shares, and if we decide to satisfy any or all of such requests, our cash flow and our results of operations and financial condition could be materially adversely affected. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest;
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or units of our Operating Partnership (as defined below)), and the sale of our assets, and we have no limits on the amounts we may fund from such sources;
•the purchase and repurchase prices for our shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, subject to the review and confirmation for reasonableness by our independent valuation advisor. The valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day;
•future changes in laws or regulations and conditions in our operating areas;
•our limited opportunities to increase rents under long-term leases with tenants;
•our ability to raise additional funds to enable us to make additional investments and diversify the risk profile of our portfolio;
•our ability to capitalize on potential investment opportunities, or identify and purchase suitable properties on attractive terms;
•our ability to integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth;
•our ability to accurately identify or adequately evaluate potential risks in volatile investing environments with limited market liquidity or price transparency;
•the impact of macroeconomic and/or microeconomic developments on our tenants and potential tenants;
i

•risks associated with the construction and renovation of our properties;
•our ability to adequately maintain properties in accordance with the terms of the applicable leases or agreements;
•the advent of any future epidemics, pandemics, or any other public health crises;
•risks associated with the termination or expiration of leases and tenant defaults, which may be further exacerbated in the case whereby a single tenant is the counterparty to more than a single property;
•risks associated with our use of single master leases and the enforceability of any such master leases under applicable law and/or in bankruptcy proceedings;
•risks associated with investing outside of the United States;
•the incurrence of contingent liabilities as a result of our investments, including our assumption of default risk or other third-party risks;
•our use of financing arrangements, including seller financing, secured and unsecured leveraged and other one-off financing solutions, could subject us to financial covenants and other covenants that could restrict our operations;
•our ability to forecast correlations between the value of our portfolio and the direction of exchange rates, interest rates and the price of securities in order to effectively or appropriately mitigate risks associated with our investments;
•risks associated with our hedging program, including our use of options and forward trading;
•our ability to accurately predict the pre-determined fixed repurchase price vis-à-vis the fair value of a property as of a future date;
•certain risks associated with limitations on our remedies under bankruptcy laws;
•our limited rights and liquidity associated with our investments in non-controlling equity positions and other real-estate related interests;
•system failures and cybersecurity breaches;
•substantial compliance costs that may be required to meet the constantly evolving legal and regulatory landscape for data protection and privacy;
•competition in our markets, which may prevent our ability to increase the occupancy and rental rates of our properties;
•potential misconduct and unauthorized conduct from third-party providers;
•substantial capital expenditures that may be required to comply with regulations and/or to obtain necessary permits and licenses to invest in certain properties;
•our ability to maintain our qualification as a REIT requires us to annually distribute at least 90% of our taxable income, and therefore, we may not be able to fund future capital needs, including financing for acquisitions, from our operating cash flow, and may need to rely on third-party sources for capital;
•our properties and properties underlying our investments may have design, construction or other defects or problems that require unforeseen capital expenditures, special repair or maintenance expenses, or the payment of damages to third parties, which may also affect their valuations;
•compliance with state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety;
•our ability to obtain insurance for our properties at competitive market rates;

•any limitations on our recourse under purchase and sale agreements to acquire properties;
•risks associated with joint ventures;
•risks associated with litigation or threatened litigation for damages that occur on, or liabilities derived from, the acquisition, ownership and disposition of our properties;
•risks associated with our relationship with Fortress Investment Group LLC, a Delaware limited liability company (“Fortress”), and the Adviser; and
•changes to United States federal income tax laws.
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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	1
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023 and for the period from the Date of Formation through June 30, 2023	2
Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023 and for the period from the Date of Formation through June 30, 2023	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and for the period from the Date of Formation through June 30, 2023	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
ITEM 4. CONTROLS AND PROCEDURES	32
PART II - OTHER INFORMATION	33
ITEM 1. LEGAL PROCEEDINGS	33
ITEM 1A. RISK FACTORS	33
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	33
ITEM 4. MINE SAFETY DISCLOSURES	33
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	36
SIGNATURES	37

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Fortress Net Lease REIT Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	As of	As of
Assets	June 30, 2024	December 31, 2023
Investments in real estate, net	$387,361	$98,469
Intangible assets, net	66,448	20,912
Cash and cash equivalents	101,496	4,515
Restricted cash	43,338	127,889
Other assets	3,754	673
Total assets	$602,397	$252,458

Liabilities and Equity
Liabilities
Subscriptions received in advance	$36,883	$123,192
Due to affiliate	13,656	9,205
Distribution payable	2,730	470
Other liabilities	765	450
Accounts payable and accrued expenses	21,338	10,052
Total liabilities	75,372	143,369

Commitments and contingencies (see Note 8)

Equity
Common stock - Class F-I shares, $0.01 par value per share, 14,779 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	148	—
Common stock - Class F-I X shares, $0.01 par value per share, 4,133 and 2,346 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	41	23
Common stock - Class B-X shares, $0.01 par value per share, 0 and 2,102 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	21
Common stock - Class C shares, $0.01 par value per share, 0 and 7,227 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	73
Common stock - Class D shares, $0.01 par value per share, 8,758 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	88	—
Common stock - Class D-X shares, $0.01 par value per share, 26,471 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	265	—
Common stock - Class E shares, $0.01 par value per share, 247 and 202 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	539,974	115,952
Accumulated deficit	(13,493)	(6,982)
Total equity	527,025	109,089
Total liabilities and equity	$602,397	$252,458
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,	For the period from January 24, 2023 (Date of Formation) through June 30,
	2024	2023	2024	2023
Revenue
Rental revenue	$7,473	$—	$10,150	$—
Total revenues	7,473	—	10,150	—

Expenses
Organizational costs	204	—	1,957	—
General and administrative	1,994	—	3,055	—
Management fee	357	—	357	—
Performance participation allocation	154	—	154	—
Depreciation and amortization	2,548	—	3,350	—
Total expenses	5,257	—	8,873	—

Other income
Interest income	1,630	—	4,025	—
Net income	$3,846	$—	$5,302	$—
Net income per share of common stock — basic and diluted (Net income per share amount - see Note 9)	$0.08	$—	$0.13	$—
Weighted-average shares of common stock outstanding, basic and diluted (Weighted-average shares of common stock outstanding - see Note 9)	50,803	—	42,269	—
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	For the three months ended June 30, 2024
	Par Value
	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at March 31, 2024	$29	$30	$48	$—	$—	$311	$2	$415,965	$(9,893)	$406,492
Common stock issued	82	—	—	—	—	41	—	122,552	—	122,675
Offering costs	—	—	—	—	—	—	—	(725)	—	(725)
Distribution reinvestment	—	—	—	—	—	1	—	2,182	—	2,183
Share class exchange	37	11	(48)	—	88	(88)	—	—	—	—
Net income	—	—	—	—	—	—	—	—	3,846	3,846
Distributions declared on common stock (gross per share amount - see Note 7)	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Balance at June 30, 2024	$148	$41	$—	$—	$88	$265	$2	$539,974	$(13,493)	$527,025

For the three months ended June 30, 2023
Par Value
	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at March 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Share class exchange	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
See accompanying notes to the condensed consolidated financial statements.

	For the six months ended June 30, 2024
	Par Value
	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2023	$—	$23	$21	$73	$—	$—	$2	$115,952	$(6,982)	$109,089
Common stock issued	111	7	37	10	—	258	—	422,315	—	422,738
Offering costs	—	—	—	—	—	—	—	(1,407)	—	(1,407)
Distribution reinvestment	—	—	—	—	—	2	—	3,114	—	3,116
Share class exchange	37	11	(58)	(83)	88	5	—	—	—	—
Net income	—	—	—	—	—	—	—	—	5,302	5,302
Distributions declared on common stock (gross per share amount - see Note 7)	—	—	—	—	—	—	—	—	(11,813)	(11,813)
Balance at June 30, 2024	$148	$41	$—	$—	$88	$265	$2	$539,974	$(13,493)	$527,025

For the period from January 24, 2023 (Date of Formation) through June 30, 2023
Par Value
	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance at January 24, 2023 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	—	—	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—
Share class exchange	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30, 2024	For the period from January 24, 2023 (Date of Formation) through June 30, 2023
Cash flows from operating activities:
Net income	$5,302	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	1,957	—
Depreciation and amortization	3,350	—
Management fee	357	—
Performance participation allocation	154	—
Other items	(1,885)	—
Changes in assets and liabilities:
Decrease in other assets	172	—
Increase in other liabilities	648	—
Net cash provided by operating activities	10,055	—
Cash flows from investing activities:
Acquisitions of real estate	(268,065)	—
Capital expenditures and improvements	(59,392)	—
Net cash used in investing activities	(327,457)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	299,384	—
Subscriptions received in advance	36,883	—
Payment of distributions to common stock	(6,435)	—
Net cash provided by financing activities	329,832	—
Net change in cash, cash equivalents and restricted cash	12,430	—
Cash, cash equivalents and restricted cash, beginning of period	132,404	—
Cash, cash equivalents and restricted cash, end of period	$144,834	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$101,496	$—
Restricted cash	43,338	—
Total cash, cash equivalents and restricted cash	$144,834	$—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$10,321	$—
Distributions declared and unpaid	$2,730	$—
Dividend reinvestment	$3,118	$—
Advanced offering costs due to affiliate	$1,407	$—
Share class exchange	$141	$—
Issuance of Class E shares as payment of the management fee	$162	$—
See accompanying notes to the condensed consolidated financial statements.

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
The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. As of June 30, 2024, the Company owned 12 investments in real estate, of which three are subject to build-to-suit leases, and nine for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial or retail properties located in the United States.
On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933, as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. As of June 30, 2024, the Company had received aggregate proceeds of $544.6 million from the sales of shares of its common stock through this initial offering.
2.    Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s registration statement on Form 10 for the period from January 24, 2023 (Date of Formation) through December 31, 2023 initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2024 (as amended, the “Form 10”).
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
Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. During the three and six months ended June 30, 2024, the Company recognized amortization expense in the amount of $0.6 million and $0.8 million, respectively, as Depreciation and amortization expense on the Condensed Consolidated Statements of Operations. The Company did not recognize any amortization expense during the three months ended June 30, 2023 or the period from January 24, 2023 (Date of Formation) through June 30, 2023.
The cost of building and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	35-40 years
Tenant improvements	25 years
Land improvements	1-14 years
In-place lease intangibles	Over lease term
The Company determines a tenant improvement’s depreciable useful life as the shorter of the tenant’s lease term or the economic useful life associated with the tenant improvement.
During the three and six months ended June 30, 2024, the Company recognized depreciation expense in the amount of $1.9 million and $2.5 million, respectively, as Depreciation and amortization expense on the Condensed Consolidated Statements of Operations. The Company did not recognize any depreciation expense during the three months ended June 30, 2023 or the period from January 24, 2023 (Date of Formation) through June 30, 2023.
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
The Company reviews real estate properties for impairment quarterly or when there is an event or change in circumstances that indicates an impaired value. Since cash flows on real estate properties considered to be “long-lived assets to be held and used” are evaluated on an undiscounted basis to determine whether an asset has been impaired, the Company’s strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value. No impairments occurred during the periods presented.
Definite-lived intangible assets are recorded as a component of Intangible assets on the Company’s Condensed Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases will be recorded as an adjustment to Rental revenue on the Company’s Condensed Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2024, the Company has not recorded any above-market or below-market lease intangibles.
The Company reviews indefinite-lived intangible assets for impairment annually or when there is an event or change in circumstances that indicate a decrease in value. If there are qualitative factors that indicate it is more likely than not that the indefinite-lived intangible asset is impaired, the Company calculates the fair value of the asset and will record the impairment charge if the carrying amount exceeds the fair value. This new cost basis will be used for future periods when recording subsequent loss and cannot be written up to a higher value as a result of increases in fair value. No impairments occurred during the periods presented.
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

Income Taxes
The Company qualifies to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ending December 31, 2023. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its intended manner of operation will enable the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2023.
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
Earnings Per Share
Basic earnings/(loss) per share of common shares is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net earnings/(loss), and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares.
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

3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Buildings and tenant improvements	$180,686	$49,264
Land and land improvements	102,998	12,718
Construction in progress	106,219	36,506
Total	389,903	98,488
Accumulated depreciation	(2,542)	(19)
Investments in real estate, net	$387,361	$98,469
Acquisitions
During the six months ended June 30, 2024, the Company acquired 33 industrial and 20 retail properties for $268.1 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 3,065 thousand and 983 thousand square feet as of June 30, 2024 and December 31, 2023, respectively, all of which is fully occupied.
The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2024 ($ and square feet in thousands):

Property Type	Acquisition Value	Number of Properties	Square Feet
Industrial	$21,884	1	242
Industrial	25,402	2	401
Industrial	45,524	3	254
Industrial	133,294	27	1,094
Retail	15,148	6	25
Retail	7,822	4	20
Retail	12,149	7	25
Retail	6,842	3	21
There were no acquisitions for the period from January 24, 2023 (Date of Formation) through June 30, 2023.
The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2024 ($ in thousands):

Amount
Buildings and building improvements	$131,422
Land and land improvements	90,280
In-place lease intangibles	46,363
Total purchase price(1)	$268,065
______________________________________
(1)The total purchase price was paid for in cash.

4.    Intangible Assets, net
The gross carrying amount and accumulated amortization of the Company’s identified intangible assets consisted of the following ($ in thousands):

Intangible assets, net	June 30, 2024	December 31, 2023
In-place lease intangibles	$59,790	$13,426
Condominium interest	7,492	7,492
Total intangible assets	67,282	20,918
Accumulated amortization
In-place lease intangibles	(834)	(6)
Intangible assets, net	$66,448	$20,912
The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of June 30, 2024 is as follows ($ in thousands):

Amount
2024 (remaining)	$1,441
2025	2,890
2026	2,892
2027	2,892
2028	2,892
2029	2,892
Thereafter	43,057
Total	$58,956
5.    Related Party Transactions
Due to Affiliate
The following table details the components of due to affiliate ($ in thousands):

	June 30, 2024	December 31, 2023
Advanced organizational and offering costs	$12,559	$9,195
General and administrative expenses	748	10
Accrued management fee	195	—
Performance participation allocation	154	—
Total	$13,656	$9,205
Accrued Management Fee
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
The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of FNLR OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense.
During the three and six months ended June 30, 2024, the Company issued 16,070 Class E shares and recognized management fees of $356,865 on the Condensed Consolidated Statements of Operations. The Company did not issue shares or incur management fees during the period from January 24, 2023 (Date of Formation) through June 30, 2023.

Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP have been waived by the Special Limited Partner upon the Company becoming a “publicly offered REIT” for U.S. federal income tax purposes.
During the three and six months ended June 30, 2024, the Company recognized $154,178 of performance participation allocation expense in the Company's Condensed Consolidated Statements of Operations. The Company did not recognize any performance participation allocation expense during the period from January 24, 2023 (Date of Formation) through June 30, 2023.
Advanced Organizational and Offering Costs
The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $12.6 million and $9.2 million of reimbursable costs were payable to the Adviser at June 30, 2024 and December 31, 2023, respectively.
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
The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2024 ($ in thousands):

Year	Future Minimum Receipts
2024 (remaining)	$14,059
2025	42,896
2026	45,689
2027	46,983
2028	48,313
2029	49,682
Thereafter	1,109,092
Total	$1,356,714

7.    Equity
Authorized Capital
As of June 30, 2024, the Company had the authority to issue an unlimited number of preferred shares and seven classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class C, Class D and Class E. The Company also presents Class F-I X, Class B-X, and Class D-X, which represent Class F-I common shares, Class B common shares, and Class D common shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.
Common Shares
The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended June 30, 2024
	Class F-I	Class F-I X(1)	Class B-X(1)	Class C	Class D	Class D-X(1)		Class E	Total
March 31, 2024	2,861	2,992	4,785	—	—	31,088	-	211	41,937
Common shares issued	8,187	—	—	—	—	4,000	-	34	12,221
Distribution reinvestment	38	24	16	—	8	130	-	2	218
Class transfers	3,693	1,117	(4,801)	—	8,750	(8,747)	-	—	12
Common shares repurchased	—	—	—	—	—	—		—	—
June 30, 2024	14,779	4,133	—	—	8,758	26,471		247	54,388

	Six Months Ended June 30, 2024
	Class F-I	Class F-I X(1)	Class B-X(1)	Class C	Class D	Class D-X(1)	Class E	Total
December 31, 2023	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	11,048	630	3,669	1,052	—	25,748	41	42,188
Distribution reinvestment	38	40	30	26	8	165	4	311
Class transfers	3,693	1,117	(5,801)	(8,305)	8,750	558	—	12
Common shares repurchased	—	—	—	—	—	—	—	—
June 30, 2024	14,779	4,133	—	—	8,758	26,471	247	54,388
______________________________________
(1)Class F-I X, Class B-X and Class D-X represent Class F-I, Class B and Class D shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10.
Share and Unit Repurchases
The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a monthly basis, that the Company repurchase all or any portion of their shares. The aggregate NAV of total repurchases of the Company’s common shares under the Company’s share repurchase plan and redemptions of Operating Partnership units is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares or units issued to the Adviser and its affiliates as payment for management fees or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are subject to the repurchase plan but exempt from the redemption limitations.
The Company is not obligated to repurchase any shares or units, including shares or units held by the Adviser acquired as payment of the Adviser's management fee or held by the Special Limited Partner for its performance participation interest, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro-rata basis.
The Company had no repurchase requests from January 24, 2023 (Date of Formation) through June 30, 2024.
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
The following table details the aggregate distributions declared for each applicable class of common shares:

	Three Months Ended June 30, 2024
	Class F-I	Class F-I X	Class B-X(1)	Class C(1)	Class D(1)	Class D-X	Class E
Aggregate gross distributions declared per share	$0.1464	$0.1464	$0.0481	$—	$0.0983	$0.1464	$0.1464

	Six Months Ended June 30, 2024
	Class F-I(1)	Class F-I X	Class B-X(1)	Class C(1)	Class D(1)	Class D-X	Class E
Aggregate gross distributions declared per share	$0.1904	$0.2739	$0.1756	$0.0835	$0.0983	$0.2739	$0.2739
______________________________________
(1)Shares were outstanding for a portion of the three and six month periods ending June 30, 2024.
Share-Based Compensation
The Company accrued $150,000 and $0 of non-cash compensation expense at June 30, 2024 and December 31, 2023, respectively.
8.    Commitments and Contingencies
In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $123.2 million and $183.5 million as of June 30, 2024 and December 31, 2023, respectively, in connection with its properties under development.
9.    Earnings Per Share
Basic earnings/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated net income/(loss) at the same rate per share and receive the same gross distribution per share. The following table details net income per common share ($ in thousands, except per share data):

	Three months ended June 30, 2024
	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Total
Net income	$391	$355	$164	$—	$194	$2,722	$20	$3,846
Weighted average number of common shares outstanding	9,995	4,124	1,580	—	4,210	30,661	233	50,803
Net income per common share	$0.04	$0.09	$0.10	$—	$0.05	$0.09	$0.09	$0.08

	Six months ended June 30, 2024
	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Total
Net income	$363	$502	$333	$217	$194	$3,662	$31	$5,302
Weighted average number of common shares outstanding	5,485	3,505	2,716	1,165	2,105	27,074	219	42,269
Net income per common share	$0.07	$0.14	$0.12	$0.19	$0.09	$0.14	$0.14	$0.13

10.    Subsequent Events
In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after June 30, 2024 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from June 30, 2024 through the date the condensed consolidated financial statements were issued.
Proceeds from the Issuance of Common Shares
On July 1, 2024, the Company issued and sold 3,744,293 common shares, consisting of 3,299,366 Class F-I shares (of which 7,854 shares were eligible for a waiver of management fees and performance participation, see “Note 5 – Related Party Transactions”), 439,339 Class D shares (of which, 421,957 shares were eligible for a waiver of management fees and performance participation, see "Note 5 - Related Party Transactions"), and 5,588 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $37.8 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.
In addition, on July 15, 2024, the Company issued 19,346 Class E common shares to the Adviser as payment for $195,026 of management fees.
In addition, on August 1, 2024, the Company issued and sold 3,062,390 common shares, consisting of 2,751,590 Class F-I shares (of which 4,777 shares were eligible for a waiver of management fees and performance participation allocation, see "Note 5 - Related Party Transactions"), 310,145 Class D shares (of which 282,963 shares were eligible for a waiver of management fees and performance participation, see "Note 5 - Related Party Transactions"), and 655 Class E shares, to accredited investors in the Company's private offering, amounting to proceeds of $30.7 million to the Company as payment for such shares, including shares issued pursuant to the Company's distribution reinvestment plan.
Acquisitions
On July 9, 2024, the Company acquired four retail properties located across the state of Alabama for $8.0 million. The properties were subsequently leased back to the seller under an absolute triple net master lease.
On August 13, 2024, the Company acquired 22 industrial properties located across 14 states within the United States for $173.7 million. The properties were subsequently leased backed to the seller under an absolute triple net master lease.

Borrowings
On August 13, 2024, FNLR OP (the "Borrower") entered into a credit agreement with a syndication of financial institutions (the "Credit Facilities"). The following table details key terms of the Credit Facilities ($ in thousands):

Indebtedness	Maturity Date	Maximum Facility Size	Principal Balance Outstanding
Secured revolving credit facility(1)	8/13/2027	$120,000	$55,000
Term loan facility	8/13/2027	$5,000	$5,000
______________________________________
(1) Includes a $25.0 million sublimit of standby letters of credit.
At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate ("SOFR") or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Fund's Rate plus half of 1%, (B) Bank of America's prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The secured revolving credit facility is subject to a per annum fee based on the daily unusued portion of the facility ranging from 0.15% to 0.25% to and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.

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
The Company was formed on January 24, 2023 (the "Date of Formation") as a Maryland statutory trust; however, no activity occurred until we acquired our first property on September 28, 2023.
The Company is a non-listed, perpetual life REIT that has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of June 30, 2024, we have received aggregate proceeds of $544.6 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Investment Portfolio.” The Company intends to continue selling shares on a monthly basis.
Market Conditions and Trends
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.
During the second quarter of 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between Israel and Hamas and other developing conflicts), continued to weigh on industry deal activity. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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

Recent Developments
Since June 30, 2024, through and including the date hereof, we have acquired (i) four retail and 22 industrial properties located across the United States for $8.0 million and $173.7 million, respectively, (ii) entered into a $125.0 million credit agreement and (iii) issued and sold an aggregate of 6,826,029 common shares in our private offering, resulting in proceeds of $68.5 million (see “Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements—Note 10. Subsequent Events — Acquisitions” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).
Revolving Credit and Term Loan Facilities

On August 13, 2024, the Operating Partnership, as borrower (the “Borrower”), the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively, the “Loan Parties”), BofA Securities, Inc. (“BofA”), as sole bookrunner and sole lead arranger (in such capacity, the “Lead Arranger”), entered into senior secured Revolving Credit and Term Loan Facilities with BofA, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the Facilities are initially comprised of (i) a $120.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) $25.0 million of standby letters of credit (the “Letters of Credit”) (as a sublimit of, and not in addition to, the Revolving Credit Facility) and (iii) a $5.0 million term loan credit facility (the “Term Loan Facility” and, together with the Revolving Credit Facility and Letters of Credit, the “Credit Facilities”). Subject to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Facilities will be due and payable in full on the third anniversary of the closing date of the Facilities. The Credit Facilities also provide for a feature that allows the Company, under certain circumstances, to increase the overall size of the Credit Facilities to a maximum of $1.0 billion.

The obligations of the Loan Parties under the Credit Facilities are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) the rights to receive income, gain, profits or other items of each Loan Party that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Facilities At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The secured revolving credit facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.

The Credit Facilities contain various restrictions and covenants applicable to the Loan Parties that are customary for similar credit facilities, including restrictions on our ability to incur indebtedness, incur liens and make certain investments. Among other requirements, the Loan Parties may not exceed certain debt limitations and must ensure compliance with certain financial ratios.

The Credit Facilities also contain customary events of default. If an event of default under the Credit Facilities occurs and is continuing, then BofA may declare any outstanding obligations under the Credit Facilities to be immediately due and payable. In addition, if the Borrower becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Facilities will automatically become due and payable.

Acquisition of Industrial Portfolio

On August 13, 2024, a subsidiary of the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Univar Solutions USA LLC (the “Seller”), pursuant to which a subsidiary of the Company acquired a portfolio of 22 industrial properties from the Seller for an aggregate purchase price of $173.7 million (such transaction, the “Acquisition,” and such properties, the “Acquired Properties”). The Acquisition was consummated substantially concurrently with the execution of the Purchase Agreement and upon the satisfaction of customary closing conditions, and was financed using proceeds from the Company’s continuous private offering as well as borrowings under the Credit Facilities.

The Acquired Properties include 22 properties located across 14 states within the United States. Upon closing of the Acquisition, the Acquired Properties were leased back to the Seller pursuant to an absolute triple net master lease.

The Purchase Agreement contains customary representations and warranties for a transaction of this type. Subject to the provisions of the Purchase Agreement, the parties have agreed to indemnify each other from certain losses resulting from breaches of their respective representations, warranties and covenants set forth in the Purchase Agreement.

Emerging Growth Company Status
We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
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
Q2 2024 Highlights
Operating Results
•Declared monthly gross distributions totaling $7.4 million for the three months ended June 30, 2024. The details of our total returns are shown in the following table:

	Class F-S	Class F-D	Class F-I	Class F-I X(2)	Class B-X(2)(3)	Class D	Class D-X(2)	Class E
Inception-to-Date Total Return (1)	—	—	1.93%	4.55%	—	1.03%	3.53%	4.55%
______________________________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class D-X, Class F-I and Class D on January 1, 2024, March 1, 2024 and May 1, 2024, respectively. Class F-I X and Class E shares were initially issued on November 1, 2023. The Company believes total return is a useful measure of the overall investment performance of our shares.
(2)Class F-I X, Class B-X and Class D-X represent Class F-I , Class B and Class D shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10.
(3)As of June 30, 2024, there were no Class B or Class B-X shares outstanding. All Class B and Class B-X shares were automatically converted into Class F-I and Class F-I X shares, as applicable, as of May 15, 2024.
Investments
•Acquired 47 properties with a total purchase price of $175.2 million during the three months ended June 30, 2024. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.
Capital Activity and Financings
•Raised proceeds of $124.9 million from the sale of our common shares for the three months ended June 30, 2024.

Overall Portfolio
•As of June 30, 2024, our portfolio was comprised of 37 industrial and 20 retail properties, with (i) buildings, (ii) land and (iii) properties under development, representing 47%, 26% and 27%, respectively, of our total portfolio value based on historical cost.
Investment Portfolio
Real Estate Investments
The following table provides a summary of our portfolio as of June 30, 2024 (square feet in thousands):

Property Type	Location	Number of Properties	Square Feet(1)	Occupancy Rate(1)	Acquisition Date	Ownership Interest
Industrial	Hanover, PA	1	N/A	N/A	9/28/2023	100%
Industrial	Berkeley, MO	1	N/A	N/A	11/1/2023	100%
Industrial	Stanton, TN	1	N/A	N/A	11/30/2023	100%
Industrial	Appleton, WI	1	983	100%	12/28/2023	100%
Industrial	Parkesburg, PA	1	242	100%	1/29/2024	100%
Industrial	Tiffin, OH and Newberg, OR	2(2)	401	100%	2/29/2024	100%
Industrial	Orem, UT	3(2)	254	100%	3/29/2024	100%
Industrial	Various(3)	27(2)	1,094	100%	4/11/2024	100%
Retail	Washington	6(2)	25	100%	5/7/2024	100%
Retail	New Hampshire	4(2)	20	100%	6/11/2024	100%
Retail	Kentucky	7(2)	25	100%	6/11/2024	100%
Retail	Illinois	3(2)	21	100%	6/28/2024	100%
Total		57
______________________________________
(1)Information is excluded for land investments and properties under development.
(2)Properties subject to master lease agreements.
(3)Properties are located in California, Florida, Georgia, Louisiana, Maryland, Mississippi, Pennsylvania, Texas, and Utah.

Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2024 ($ and square feet in thousands):

Year	Number of Expiring Leases	Annualized Base Rent	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2024	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
Thereafter	12	43,895	100%	4,207	100%
Total	12	$43,895	100%	4,207	100%
______________________________________
(1)Information is included for land investments and properties under development.
Results of Operations
From the Date of Formation through September 27, 2023, the Company had not commenced principal operations and was focused on formation and private offering activities. The Company's results of operations for the three and six months ended June 30, 2024 and for the period from the Date of Formation through June 30, 2023, respectively, are not comparable, and accordingly, no comparative amounts for the period from the Date of Formation through June 30, 2023 are discussed.

The following table sets forth the results of our operations for the three months ended June 30, 2024 ($ in thousands, except per share data):

For the three months ended June 30, 2024
Revenue
Rental revenue	$7,473
Total revenues	7,473

Expenses
Organizational costs	204
General and administrative	1,994
Management fee	357
Performance participation allocation	154
Depreciation and amortization	2,548
Total expenses	5,257

Other income
Interest income	1,630
Net income	$3,846
Net income per share of common stock – basic and diluted	$0.08
Weighted-average shares of common stock outstanding, basic and diluted	50,803
Revenue
Rental Revenue
During the three months ended June 30, 2024, rental revenue was $7.5 million and was generated by the 54 operating properties the Company held during the quarter.
Expenses
Organizational costs
During the three months ended June 30, 2024, organizational costs were $0.2 million. These costs were incurred primarily in conjunction with the Company’s registration.
General and Administrative Expenses
During the three months ended June 30, 2024, general and administrative expenses were $2.0 million and consisted primarily of professional services and operating expenses.
Management Fee
During the three months ended June 30, 2024, the management fee was $0.4 million and was incurred as waivers of the management fee for certain share classes, as described in the Form 10, began to expire.
Performance Participation Allocation
During the three months ended June 30, 2024, performance participation allocation was $0.2 million and was incurred as waivers of the performance participation for certain share classes, as described in the Form 10, began to expire.
Depreciation and Amortization
During the three months ended June 30, 2024, depreciation and amortization expenses were $2.5 million, driven by the depreciation and amortization on the 54 operating properties the Company held during the quarter.

Other Income
Interest Income
During the three months ended June 30, 2024, interest income was $1.6 million, which consisted of interest earned on the cash deposited in a money market account.
The following table sets forth the results of our operations for the six months ended June 30, 2024 ($ in thousands, except per share data):

For the six months ended June 30, 2024
Revenue
Rental revenue	$10,150
Total revenues	10,150

Expenses
Organizational costs	1,957
General and administrative	3,055
Management fee	357
Performance participation allocation	154
Depreciation and amortization	3,350
Total expenses	8,873

Other income
Interest income	4,025
Net income	$5,302
Net income per share of common stock – basic and diluted	$0.13
Weighted-average shares of common stock outstanding, basic and diluted	42,269
Revenue
Rental Revenue
During the six months ended June 30, 2024, rental revenue was $10.2 million and was generated by the 54 operating properties the Company held during the period.
Expenses
Organizational costs
During the six months ended June 30, 2024, organizational costs were $2.0 million. These costs were incurred primarily in conjunction with the Company’s registration.
General and Administrative Expenses
During the six months ended June 30, 2024, general and administrative expenses were $3.1 million and consisted primarily of professional services and operating expenses.

Management Fee
During the six months ended June 30, 2024, the management fee was $0.4 million and was incurred as waivers of the management fee for certain share classes, as described in the Form 10, began to expire.
Performance Participation Allocation
During the six months ended June 30, 2024, performance participation allocation was $0.2 million and was incurred as waivers of the performance participation for certain share classes, as described in the Form 10, began to expire.
Depreciation and Amortization
During the six months ended June 30, 2024, depreciation and amortization expenses were $3.4 million, driven by the depreciation and amortization on the 54 operating properties the Company held during the quarter.
Other Income
Interest Income
During the six months ended June 30, 2024, interest income was $4.0 million, which consisted of interest earned on the cash deposited in a money market account.
Net Asset Value
EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class F-S, Class F-D, Class F-I, Class F-I X, Class B-X, Class C, Class D and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2024 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$383,514
Intangible assets	67,281
Cash and cash equivalents	101,496
Restricted cash	43,338
Other assets	981
Subscriptions received in advance	(36,883)
Distribution payable	(2,730)
Due to affiliate	(748)
Management fee payable	(195)
Accrued performance participation allocation	(154)
Accounts payable and accrued expenses	(7,585)
Other liabilities	(765)
Net Asset Value	$547,550
Number of outstanding shares/units	54,388

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares /Units	NAV Per Share/Units
Class F-S	$—	—	$—
Class F-D	$—	—	$—
Class F-I	$148,229	14,779	$10.0299
Class F-I X(1)	$41,715	4,133	$10.0938
Class B-X(2)	$—	—	$—
Class C(3)	$—	—	$—
Class D	$88,171	8,758	$10.0676
Class D-X(1)	$266,940	26,471	$10.0844
Class E	$2,495	247	$10.0941
OP Units	$—	—	$—
Total	$547,550	54,388
______________________________________
(1)Class F-I X, Class B-X and Class D-X represent Class F-I, Class B and Class D common shares, respectively, that were purchased during the Initial Share Offering Period (as defined in the Form 10) and that are currently entitled to a fee waiver, as described in the Form 10. Pursuant to the fee waiver: (i) the Adviser has waived the management fee for six months for certain investors measured from the later of (x) the day on which such investor first purchased any such shares and (y) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”); and (ii) FNLR SLP LLC, the special limited partner of the Operating Partnership, has waived the performance participation for six months for certain investors measured from the applicable Issuance Date.
(2)As of June 30, 2024, there were no Class B or Class B-X shares outstanding. All Class B and Class B-X shares were automatically converted into Class F-I and Class F-I X shares, as applicable, as of May 15, 2024.
(3)As of June 30, 2024, there were no Class C shares outstanding. Pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2024:

Property Type	Capitalization Rate
Industrial	7.71%
The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial
Capitalization Rate	0.25% Decrease	+3.36%
(weighted average)	0.25% Increase	(3.15)%
Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

June 30, 2024
Equity	$527,025
Adjustments:
Accrued organization and offering costs	12,559
Unrealized real estate appreciation	7,364
Accumulated depreciation and amortization under GAAP	3,375
Straight-line rent	(2,773)
NAV	$547,550
The following details the adjustments to reconcile accounting principles generally accepted in the United States of America (“GAAP”) equity and total partners’ capital of the Operating Partnership to our NAV:
•The Adviser agreed to advance certain organization and offering costs on our behalf through November 1, 2024. The Adviser will be reimbursed for such costs on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•Investments in real estate, net are presented at their depreciated cost basis in the GAAP condensed consolidated financial statements. For purposes of calculating NAV, operating properties will be initially valued at cost and subsequently measured at fair value. Properties under development are recorded at the transaction price plus gross fundings, which include construction interest paid to the Company until the applicable construction is completed.
•The Company depreciates investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.
•The Company recognizes rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.
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

The following table details the total gross distribution for each of our share classes for the six months ended June 30, 2024:

Record Date	Class F-S	Class F-D	Class F-I	Class F-I X(1)	Class B-X(1)(2)	Class C(3)	Class D	Class D-X(1)	Class E
January 31, 2024	$—	$—	$—	$0.0396	$0.0396	$0.0396	$—	$0.0396	$0.0396
February 29, 2024	$—	$—	$—	$0.0439	$0.0439	$0.0439	$—	$0.0439	$0.0439
March 31, 2024	$—	$—	$0.0440	$0.0440	$0.0440	$—	$—	$0.0440	$0.0440
April 30, 2024	$—	$—	$0.0481	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481
May 31, 2024	$—	$—	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481	$0.0481
June 30, 2024	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
Total	$—	$—	$0.1904	$0.2739	$0.1756	$0.0835	$0.0983	$0.2739	$0.2739
______________________________________
(1)Class F-I X, Class B-X and Class D-X represent Class F-I, Class B and Class D shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10.
(2)As of June 30, 2024, there were no Class B or Class B-X shares outstanding. All Class B and Class B-X shares were automatically converted into Class F-I and Class F-I X shares, as applicable, as of May 15, 2024.
(3)As of June 30, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.
For the six months ended June 30, 2024, we declared distributions in the amount of $11.8 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the six months ended June 30, 2024 ($ in thousands):

	Six months ended June 30, 2024
Distributions	Amount	Percentage
Payable in cash	$7,973	67%
Reinvested in shares	3,840	33%
Total distributions	$11,813	100%
Sources of Distributions
Cash flows from operating activities	$10,055	85%
Other proceeds(1)	1,758	15%
Offering proceeds	—	0%
Total sources of distributions	$11,813	100%
Cash flows from operating activities	$10,055
Funds from Operations (2)	$8,652
______________________________________
(1)Build-to-suit construction interest of $3.4 million for the six months ended June 30, 2024 was used as a source to support the dividend payments. Build-to-suit construction interest is not recognized as operating cash flow under GAAP.
(2)See “Funds from Operations” below for a description of Funds from Operations. Refer to below for reconciliations of these amounts to GAAP net income and for considerations on how to review these metrics.
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
FFO should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our performance. In addition, FFO should not be considered as an alternative to net income (loss) as an indication of our performance or as an alternative to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO is not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders. In addition, our methodology for calculating FFO may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO may not be comparable to the FFO reported by other companies.
The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Net income (loss) attributable to shareholders	$3,846	$5,302
Adjustments to arrive at FFO:
Depreciation and amortization	2,548	3,350
Impairment of investments in real estate	—	—
Net gain (loss) from sale of real estate	—	—
Other adjustments	—	—
FFO attributable to shareholders	$6,394	$8,652
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $101.5 million of immediate liquidity as of June 30, 2024, comprised of cash and cash equivalents. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $425.9 million for the six months ended June 30, 2024. In addition, we may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments.
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

Capital Resources
For the six months ended June 30, 2024, we issued and sold 42,498,856 common shares, consisting of 11,756,240 Class F-I shares, 3,698,634 Class B-X shares, 1,078,366 Class C shares, 25,920,829 Class D shares, and 44,787 Class E shares, to accredited investors in our private offering, amounting to proceeds of $425.9 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 16,070 of Class E common shares were also issued as a payment of $161,840 of management fees incurred. During the six months ended June 30, 2024, we did not receive any repurchase requests for our common shares.
As of June 30, 2024, we had received aggregate net proceeds of $544.6 million from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of June 30, 2024, after giving effect to shares issued pursuant to our distribution reinvestment plan and class transfers we had an aggregate of 54,388,208 common shares outstanding, consisting of 18,912,444 Class F-I shares, 35,228,583 Class D shares, and 247,181 Class E shares.
See "Recent Developments" for information relating to our Credit Facilities.
Cash Flows
Cash flows provided by operating activities were $10.1 million for the six months ended June 30, 2024. The cash flows provided by operating activities were primarily due to the collection of rental revenues of $7.7 million.
Cash flows used in investing activities were $327.5 million for the six months ended June 30, 2024. Cash flows of $268.1 million were also used to acquire 53 operating properties and $59.4 million was used to fund construction in progress for the three build-to-suit properties.
Cash flows provided by financing activities were $329.8 million for the six months ended June 30, 2024, attributable primarily due to $299.4 million from the issuance of our common shares and $36.9 million from subscriptions received in advance.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of June 30, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced organizational and offering costs	$12,559	$1,675	$5,024	$5,024	$836
Commitments	123,164	123,164	—	—	—
Total	$135,723	$124,839	$5,024	$5,024	$836
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
As of June 30, 2024, we had no variable rate indebtedness.
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
Market Value Risks
We may also be exposed to market value risk with respect to the fair value of our investments, including debt securities, and borrowings due to changes in market conditions, including real estate property values, interest rates and property cash flows. The fair value of our investments may fluctuate, therefore the amount we will realize upon any repayment, sale, or an alternative liquidation event is unknown. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. In addition, commercial property values are subject to volatility and may be adversely affected by a number of factors, including, but not limited to national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes and/or tax and legal considerations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.
Share Repurchases
The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a monthly basis, that the Company repurchase all or any portion of their shares. The aggregate NAV of total repurchases of the Company’s common shares under the Company’s share repurchase plan and redemptions of Operating Partnership units is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares or units issued to the Adviser and its affiliates as payment for management fees or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are not subject to these repurchase plan but exempt from the redemption limitations.
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
The Company had no repurchase requests from the Date of Formation to June 30, 2024.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 15, 2024, the Company adopted Amendment No. 1 to the Second Amended and Restated Declaration of Trust pursuant to which, effective as of May 15, 2024, each Class B share held by a shareholder was automatically and without any action on the part of the holder thereof converted into a number of Class F-I shares (including any fractional shares) with an equivalent NAV as such Class B share.

Revolving Credit and Term Loan Facilities

On August 13, 2024, the Operating Partnership, as borrower (the “Borrower”), the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively, the “Loan Parties”), BofA

Securities, Inc. (“BofA”), as sole bookrunner and sole lead arranger (in such capacity, the “Lead Arranger”), entered into senior secured Revolving Credit and Term Loan Facilities with BofA, as administrative agent (in such capacity, the “Administrative Agent”), pursuant to which the Facilities are initially comprised of (i) a $120.0 million revolving credit facility (the “Revolving Credit Facility”), (ii) $25.0 million of standby letters of credit (the “Letters of Credit”) (as a sublimit of, and not in addition to, the Revolving Credit Facility) and (iii) a $5.0 million term loan credit facility (the “Term Loan Facility” and, together with the Revolving Credit Facility and Letters of Credit, the “Credit Facilities”). Subject to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Facilities will be due and payable in full on the third anniversary of the closing date of the Facilities. The Credit Facilities also provide for a feature that allows the Company, under certain circumstances, to increase the overall size of the Credit Facilities to a maximum of $1.0 billion.

The obligations of the Loan Parties under the Credit Facilities are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) the rights to receive income, gain, profits or other items of each Loan Party that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Facilities At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The secured revolving credit facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.

The Credit Facilities contain various restrictions and covenants applicable to the Loan Parties that are customary for similar credit facilities, including restrictions on our ability to incur indebtedness, incur liens and make certain investments. Among other requirements, the Loan Parties may not exceed certain debt limitations and must ensure compliance with certain financial ratios.

The Credit Facilities also contain customary events of default. If an event of default under the Credit Facilities occurs and is continuing, then BofA may declare any outstanding obligations under the Credit Facilities to be immediately due and payable. In addition, if the Borrower becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Facilities will automatically become due and payable.

The foregoing description is only a summary of the material provisions of the Credit Facilities and is qualified in its entirety by reference to the full text of the Credit Facilities, which is filed as Exhibit 10.2 to this Form 10-Q and incorporated by reference herein.

Acquisition of Industrial Portfolio

On August 13, 2024, a subsidiary of the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Univar Solutions USA LLC (the “Seller”), pursuant to which a subsidiary of the Company acquired a portfolio of 22 industrial properties from the Seller for an aggregate purchase price of $173.7 million (such transaction, the “Acquisition,” and such properties, the “Acquired Properties”). The Acquisition was consummated substantially concurrently with the execution of the Purchase Agreement and upon the satisfaction of customary closing conditions, and was financed using proceeds from the Company’s continuous private offering as well as borrowings under the Credit Facilities.

The Acquired Properties include 22 properties located across 14 states within the United States. Upon closing of the Acquisition, the Acquired Properties were leased back to the Seller pursuant to an absolute triple net master lease.

The Purchase Agreement contains customary representations and warranties for a transaction of this type. Subject to the provisions of the Purchase Agreement, the parties have agreed to indemnify each other from certain losses resulting from breaches of their respective representations, warranties and covenants set forth in the Purchase Agreement.

The foregoing is only a summary of the material provisions of the Purchase Agreement and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 10.3 to this Form 10-Q and incorporated by reference herein.

Share Repurchase Plan

On August 14, 2024 the Company amended its share repurchase plan to provide that in the event that both of Joshua Pack and Ahsan Aijaz are no longer actively involved in the affairs of the Company, a key person event will be deemed to have occurred (a "Key Person Event") and the Company's shareholders will be notified within 10 calendar days of the occurrence of such Key Person Event. Upon the occurrence of a Key Person Event, the Company will waive any applicable early Early Repurchase Deduction for repurchase requests with respect to shares that are outstanding at the time of the Key Person Event.
.

ITEM 6        EXHIBITS
(b)Exhibits

3.1	Certificate of Trust of the Company, dated January 24, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed with the SEC on February 1, 2024)
3.2	Second Amended and Restated Declaration of Trust of the Company, dated September 27, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed with the SEC on February 1, 2024)
3.3	Amendment No. 1 to the Second Amended and Restated Declaration of Trust of Fortress Net Lease REIT, dated as of May 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 21, 2024)
3.4	Bylaws of the Company, as adopted May 1, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed on February 1, 2024)
4.1	Distribution Reinvestment Plan adopted by the Company, effective as of September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56632) filed with the SEC on February 1, 2024)
10.1	Purchase and Sale Agreement, dated April 11, 2024, by and between FNLR Non-Friction LLC and certain subsidiaries of RelaDyne, Inc.
10.2	Credit Agreement, dated, as of August 13, 2024, among FNLR OP LP, as Borrower, Fortress Net Lease REIT, Bank of America, N.A., as Administrative Agent and letter of credit issuer, the other letter of credit issuers and lenders party thereto, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner.
10.3	Purchase and Sale Agreement, dated August 13, 2024, by and between FNLR Compounds Matter LLC and certain subsidiaries of Univar Solutions USA LLC
31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Definition **
101.DEF	XBRL Taxonomy Calculation **
101.LAB	XBRL Taxonomy Labels **
101.PRE	XBRL Taxonomy Presentation **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
______________________________________
*The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer
	Date:	August 14, 2024