Form 10-Q
period 2024-09-30
Fortress Net Lease REIT
filed 2024-11-14
CIK 1966394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2024, the issuer had the following shares outstanding: 2,236,772 Class F-S shares, 36,390,147 Class F-I shares, 36,903,002 Class D shares and 460,770 Class E shares.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.
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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the period from the Date of Formation through September 30, 2023	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the period from the Date of Formation through September 30, 2023	4
Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the period from the Date of Formation through September 30, 2023	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from the Date of Formation through September 30, 2023	9
Notes to Condensed Consolidated Financial Statements (Unaudited)	11
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	38
ITEM 4. CONTROLS AND PROCEDURES	39
PART II - OTHER INFORMATION	41
ITEM 1. LEGAL PROCEEDINGS	41
ITEM 1A. RISK FACTORS	41
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	41
ITEM 4. MINE SAFETY DISCLOSURES	41
ITEM 5. OTHER INFORMATION	41
ITEM 6. EXHIBITS	43
SIGNATURES	44

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Fortress Net Lease REIT Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	As of	As of
Assets	September 30, 2024	December 31, 2023
Investments in real estate, net	$615,951	$98,469
Intangible assets, net	105,218	20,912
Cash and cash equivalents	3,301	4,515
Restricted cash	55,606	127,889
Other assets	6,873	673
Total assets	$786,949	$252,458

Liabilities and Equity
Liabilities
Subscriptions received in advance	$51,167	$123,192
Due to affiliate	17,901	9,205
Revolving credit facility and term loan	67,000	—
Accounts payable and accrued expenses	16,300	10,052
Distribution payable	3,270	470
Other liabilities	5,033	450
Total liabilities	160,671	143,369

Commitments and contingencies (see Note 10)

Equity
Common stock - Class F-S shares, $0.01 par value per share, 634 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6	—
Common stock - Class F-I shares, $0.01 par value per share, 27,759 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	277	—
Common stock - Class F-I X shares, $0.01 par value per share, 0 and 2,346 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	23
Common stock - Class B-X shares, $0.01 par value per share, 0 and 2,102 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	21
Common stock - Class C shares, $0.01 par value per share, 0 and 7,227 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	73
Common stock - Class D shares, $0.01 par value per share, 31,462 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	314	—
See accompanying notes to the condensed consolidated financial statements.

Common stock - Class D-X shares, $0.01 par value per share, 5,014 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	50	—
Common stock - Class E shares, $0.01 par value per share, 352 and 202 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	2
Additional paid-in capital	646,362	115,952
Accumulated other comprehensive loss	(106)	—
Accumulated deficit	(20,629)	(6,982)
Total equity	626,278	109,089
Total liabilities and equity	$786,949	$252,458

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 24, 2023 (Date of Formation) through September 30,
	2024	2023	2024	2023
Revenue
Rental revenue	$11,229	$—	$21,379	$—
Total revenue	11,229	—	21,379	—

Expenses
Organizational costs	1,347	—	3,304	—
General and administrative	2,296	—	5,350	—
Management fee	1,295	—	1,652	—
Performance participation allocation	642	—	796	—
Depreciation and amortization	3,934	—	7,285	—
Total expenses	9,514	—	18,387	—

Other income (expense)
Interest income	882	—	4,907	—
Interest expense, net	(467)	—	(467)	—
Total other income (expense)	415	—	4,440	—

Net income	$2,130	$—	$7,432	$—
Net income per share of common stock — basic and diluted (Net income per share amount - see Note 11)	$0.03	$—	$0.15	$—
Weighted-average shares of common stock outstanding, basic and diluted (Weighted-average shares of common stock outstanding - see Note 11)	61,520	—	48,707	—
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,	For the period from January 24, 2023 (Date of Formation) through September 30,
	2024	2023	2024	2023
Net income	$2,130	$—	$7,432	$—
Other comprehensive loss:
Unrealized loss on derivatives	(106)	—	(106)	—
Other comprehensive loss	(106)	—	(106)	—
Comprehensive income	$2,024	$—	$7,326	$—
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	For the three months ended September 30, 2024
	Par Value
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at June 30, 2024	$—	$148	$41	$—	$—	$88	$265	$2	$539,974	$—	$(13,493)	$527,025
Common stock issued	6	90	—	—	—	—	10	1	107,297	—	—	107,404
Offering costs	—	—	—	—	—	—	—	—	(945)	—	—	(945)
Distribution reinvestment	—	1	—	—	—	—	1	1	2,953	—	—	2,956
Share class exchange	—	41	(41)	—	—	226	(226)	—	—	—	—	—
Common stock redeemed	—	(3)	—	—	—	—	—	—	(2,917)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Net income	—	—	—	—	—	—	—	—	—	—	2,130	2,130
Distributions declared on common stock (gross per share amount - see Note 9)	—	—	—	—	—	—	—	—	—	—	(9,266)	(9,266)
Balance at September 30, 2024	$6	$277	$—	$—	$—	$314	$50	$4	$646,362	$(106)	$(20,629)	$626,278
See accompanying notes to the condensed consolidated financial statements.

For the three months ended September 30, 2023
Par Value
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	—	—	—	—	—	—	—	1	99	—	—	100
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—	—	—
Share class exchange	—	—	—	—	—	—	—	—	—	—	—	—
Common stock redeemed	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$1	$99	$—	$—	$100
See accompanying notes to the condensed consolidated financial statements.

	For the nine months ended September 30, 2024
	Par Value
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at December 31, 2023	$—	$—	$23	$21	$73	$—	$—	$2	$115,952	$—	$(6,982)	$109,089
Common stock issued	6	200	6	37	11	—	268	1	529,611	—	—	530,140
Offering costs	—	—	—	—	—	—	—	—	(2,352)	—	—	(2,352)
Distribution reinvestment	—	1	1	—	—	1	2	1	6,068	—	—	6,074
Share class exchange	—	79	(30)	(58)	(84)	313	(220)	—	—	—	—	—
Common stock redeemed	—	(3)	—	—	—	—	—	—	(2,917)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(106)	—	(106)
Net income	—	—	—	—	—	—	—	—	—	—	7,432	7,432
Distributions declared on common stock (gross per share amount - see Note 9)	—	—	—	—	—	—	—	—	—	—	(21,079)	(21,079)
Balance at September 30, 2024	$6	$277	$—	$—	$—	$314	$50	$4	$646,362	$(106)	$(20,629)	$626,278
See accompanying notes to the condensed consolidated financial statements.

For the period from January 24, 2023 (Date of Formation) through September 30, 2023
Par Value
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
Balance at January 24, 2023 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	—	—	—	—	—	—	—	1	99	—	—	100
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—	—	—
Share class exchange	—	—	—	—	—	—	—	—	—	—	—	—
Common stock redeemed	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—			—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—
Distributions declared on common stock	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2023	$—	$—	$—	$—	$—	$—	$—	$1	$99	$—	$—	$100
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30, 2024	For the period from January 24, 2023 (Date of Formation) through September 30, 2023
Cash flows from operating activities:
Net income	$7,432	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Organizational costs	3,304	—
Depreciation and amortization	7,285	—
Management fee	1,652	—
Performance participation allocation	796	—
Other items	(2,031)	—
Changes in assets and liabilities:
Decrease (increase) in other assets	280	(350)
Increase in other liabilities	1,630	—
Net cash provided by (used in) operating activities	20,348	(350)
Cash flows from investing activities:
Acquisitions of real estate	(512,085)	(12,195)
Capital expenditures and improvements	(92,662)	—
Net cash used in investing activities	(604,747)	(12,195)
Cash flows from financing activities:
Borrowings under revolving credit facility and term loan	104,000	—
Proceeds from affiliate note payable	—	12,545
Repayment of revolving credit facility and term loan	(37,000)	—
Payment of deferred financing costs	(1,060)	—
Proceeds from issuance of common stock	406,356	—
Redemptions of common stock	(356)	—
Subscriptions received in advance	51,167	35,064
Payment of distributions to common shareholders	(12,206)	—
Net cash provided by financing activities	510,901	47,609
Net change in cash, cash equivalents and restricted cash	(73,498)	35,064
Cash, cash equivalents and restricted cash, beginning of period	132,405	—
Cash, cash equivalents and restricted cash, end of period	$58,907	$35,064
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$3,301	$—
Restricted cash	55,606	35,064
Total cash, cash equivalents and restricted cash	$58,907	$35,064
Non-cash investing and financing activities:
Changes in accrued capital expenditures	$4,325	$—
Distributions declared and unpaid	$3,270	$—
See accompanying notes to the condensed consolidated financial statements.

Dividend reinvestment	$6,074	$—
Advanced offering costs due to affiliate	$2,352	$—
Issuance of Class E shares as payment of the management fee	$1,149	$—
Share class exchange	$392	$—
Interest rate swap	$(106)	$—
Accrued stockholders servicing fee	$556	$—
Redemptions payable to common stock	$2,564	$—
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
The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. As of September 30, 2024, the Company owned 20 investments in real estate, of which four are subject to build-to-suit leases, and 16 for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial or retail properties located in the United States.
On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933, as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share. The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees. As of September 30, 2024, the Company had received aggregate proceeds of $652.1 million from the sales of shares of its common stock through this initial offering.
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
During the three and nine months ended September 30, 2024, the Company recognized depreciation expense in the amount of $3.0 million and $5.5 million, respectively, as Depreciation and amortization expense on the Condensed Consolidated Statements of Operations. The Company did not recognize any depreciation expense during the three months ended September 30, 2023 or the period from January 24, 2023 (Date of Formation) through September 30, 2023.
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
Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense on the Company's Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized amortization expense in the amount of $1.0 million and $1.8 million, respectively, as Depreciation and amortization expense on the Condensed Consolidated Statements of Operations. The Company did not recognize any amortization expense during the three months ended September 30, 2023 or the period from January 24, 2023 (Date of Formation) through September 30, 2023.
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
Income Taxes
The Company qualifies to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ending December 31, 2023. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its intended manner of operation has enabled the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2023.
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
Deferred Charges
The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets on the Condensed Consolidated Balance Sheets and amortize using the straight-line method over the term of the applicable financing agreements.
Derivatives and Hedging Activities
The Company uses an interest rate swap to limit exposure to changes in interest rates, primarily on the variable interest rate debt disclosed in “Note 7 – Debt.” The Company does not use derivative instruments for speculative or trading purposes. The interest rate swap qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at fair value in the Condensed Consolidated Balance Sheets in Other liabilities. Gains and losses due to changes in fair value are recorded in Other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in Other comprehensive income for interest rate swaps will be reclassified to Interest expense when the periodic swap settlements are made each calendar quarter end.
Fair Value Measurement
In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:
•Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. As of September 30, 2024, the fair value of the interest rate swap was ($106,046). The Company did not hold any derivatives as of December 31, 2023.
Earnings Per Share
Basic earnings/(loss) per share of common shares is determined by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-

specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class specific net income/(loss) per share and net distribution rate per share. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period. There are no common share equivalents outstanding that would have a dilutive effect as a result of the net earnings/(loss), and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares.
Share-Based Compensation
Each of the trustees who are not affiliated with the Adviser or Fortress will receive $100,000 of Class E shares for services provided. The annual award of common shares will vest one year from the date of grant and will be based on the then-current per share transaction price of Class E shares at the time of issuance. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. See “Note 9 – Equity” for additional information regarding share-based compensation.
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
3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Buildings and tenant improvements	$308,163	$49,264
Land and land improvements	179,417	12,718
Construction in progress	133,894	36,506
Total	621,474	98,488
Accumulated depreciation	(5,523)	(19)
Investments in real estate, net	$615,951	$98,469
Acquisitions
During the nine months ended September 30, 2024, the Company acquired 61 industrial and 32 retail properties for $512.1 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 4,960 thousand and 983 thousand square feet as of September 30, 2024 and December 31, 2023, respectively, all of which is fully occupied.

The following table sets forth the acquisition values, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2024 ($ and square feet in thousands):

Property Type	Acquisition Value	Number of Properties	Square Feet
Industrial	$21,967	1	242
Industrial	25,416	2	401
Industrial	45,545	3	254
Industrial	133,849	27	1,094
Retail	15,160	6	25
Retail	12,161	7	25
Retail	7,822	4	20
Retail	6,842	3	21
Retail	8,053	4	38
Industrial	172,738	22	1,331
Industrial	9,805	2	137
Retail	13,434	5	30
Retail	2,676	1	6
Industrial	400	1	196
Retail	6,641	2	11
Industrial	29,575	3	343
During the period from January 24, 2023 (Date of Formation) through September 30, 2023, the Company acquired a leasehold interest and property under development for approximately $12.5 million.
The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2024 ($ in thousands):

Amount
Buildings and building improvements	$258,899
Land and land improvements	166,699
Construction in progress	400
In-place lease intangibles	86,087
Total purchase price	$512,085
The following table details the purchase price allocation for the properties acquired during the period from January 24, 2023 (Date of Formation) through September 30, 2023 ($ in thousands):

Amount
Buildings and building improvements	$—
Land and land improvements	7,492
Construction in progress	4,703
In-place lease intangibles	350
Total purchase price	$12,545

4.    Intangible Assets, net
The gross carrying amount and accumulated amortization of the Company’s identified intangible assets consisted of the following ($ in thousands):

Intangible lease assets	September 30, 2024	December 31, 2023
In-place lease intangibles	$99,513	$13,426
Condominium interest	7,492	7,492
Total intangible assets	107,005	20,918
Accumulated amortization
In-place lease intangibles	(1,787)	(6)
Intangible assets, net	$105,218	$20,912
The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of September 30, 2024 is as follows ($ in thousands):

Amount
2024 (remaining)	$1,232
2025	4,934
2026	4,936
2027	4,936
2028	4,936
2029	4,935
Thereafter	71,817
Total	$97,726
5.    Related Party Transactions
Due to Affiliate
The following table details the components of due to affiliate ($ in thousands):

	September 30, 2024	December 31, 2023
Advanced organizational and offering costs	$14,850	$9,195
General and administrative expenses	1,752	10
Accrued management fee	503	—
Performance participation allocation	796	—
Total	$17,901	$9,205
Advanced Organizational and Offering Costs
The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $14.9 million and $9.2 million of reimbursable costs were payable to the Adviser at September 30, 2024 and December 31, 2023, respectively.
Accrued Management Fee
The Company will pay the Adviser a management fee ranging from 1.00% to 1.25% of net asset value (“NAV”) per annum payable monthly. However, the Adviser has waived the management fee for six months for certain investors measured from the later of (i) the day on which such shareholder first purchased any waiver-eligible shares and (ii) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”). The management fee paid to the Adviser in respect of any Class E Shares will be waived by the Adviser for periods following the time that the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of FNLR OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense.
During the three and nine months ended September 30, 2024, the Company issued 97,734 and 113,804 Class E shares, respectively, and recognized management fees of $1.3 million and $1.7 million, respectively, on the Condensed Consolidated Statements of Operations. The Company did not issue shares or incur management fees during the period from January 24, 2023 (Date of Formation) through September 30, 2023.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP will be waived by the Special Limited Partner following the time that the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes.
During the three and nine months ended September 30, 2024, the Company recognized $642,282 and $796,459, respectively, of performance participation allocation expense in the Company's Condensed Consolidated Statements of Operations. The Company did not recognize any performance participation allocation expense during the period from January 24, 2023 (Date of Formation) through September 30, 2023.

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

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2024 ($ in thousands):

Year	Future Minimum Receipts
2024 (remaining)	$12,135
2025	61,080
2026	66,039
2027	69,552
2028	71,414
2029	73,328
Thereafter	1,549,756
Total	$1,903,304
7.    Debt
On August 13, 2024, FNLR OP (the "Borrower") entered into a credit agreement with a syndication of financial institutions (the "Credit Facilities"). The following table details key terms of the Credit Facilities as of September 30, 2024 ($ in thousands):

Indebtedness	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size	Principal Balance Outstanding
Secured revolving credit facility(1)	6.74%	8/13/2027	$120,000	$62,000
Term loan facility	6.75%	8/13/2027	$5,000	$5,000
______________________________________
(1) Includes a $25.0 million sublimit of standby letters of credit.
At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate ("SOFR") or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Fund's Rate plus half of 1%, (B) Bank of America's prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The secured revolving credit facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% to and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.
The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of September 30, 2024, the Company was in compliance with all of its loan covenants.
8.    Derivative Financial Instruments

The Company purchased an interest rate swap to minimize the interest rate risk associated with the Company’s Credit Facilities variable interest expense. The interest rate swap carries a notional amount of $60.0 million and expires on August 13, 2027. Under the swap agreement, the Company receives a floating rate Daily Weighted Average Secured Overnight Financing Rate and pays a fixed rate of interest.

The fair value of the interest rate swap as of September 30, 2024 was ($106,046) and is included in Other liabilities in the Condensed Consolidated Balance Sheets. The Company did not hold an interest rate swap as of December 31, 2023. Accrued interest income of $2,463 was included in Interest expense as reported in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2024.

9.    Equity
Authorized Capital
As of September 30, 2024, the Company had the authority to issue an unlimited number of preferred shares and seven classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class C, Class D and Class E. The Company also presents Class F-I X, Class B-X, and Class D-X, which represent Class F-I common shares, Class B common shares, and Class D common shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.
Common Shares
The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended September 30, 2024
	Class F-S	Class F-I	Class F-I X(1)	Class B-X(1)	Class C	Class D	Class D-X(1)	Class E	Total
June 30, 2024	—	14,779	4,133	—	—	8,758	26,471	247	54,388
Common shares issued	634	8,978	—	—	—	—	1,040	104	10,756
Distribution reinvestment	—	122	13	—	—	84	73	1	293
Class transfers	—	4,177	(4,146)	—	—	22,620	(22,570)	—	81
Common shares repurchased	—	(297)	—	—	—	—	—	—	(297)
September 30, 2024	634	27,759	—	—	—	31,462	5,014	352	65,221

	Nine Months Ended September 30, 2024
	Class F-S	Class F-I	Class F-I X(1)	Class B-X(1)	Class C	Class D	Class D-X(1)	Class E	Total
December 31, 2023	—	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	634	20,026	630	3,669	1,052	—	26,788	145	52,944
Distribution reinvestment	—	160	53	30	26	92	238	5	604
Class transfers	—	7,870	(3,029)	(5,801)	(8,305)	31,370	(22,012)	—	93
Common shares repurchased	—	(297)	—	—	—	—	—	—	(297)
September 30, 2024	634	27,759	—	—	—	31,462	5,014	352	65,221
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
For the three and nine months ended September 30, 2024, the Company repurchased 296,640 shares of common shares for a total of $3.0 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2024.
The Company had no repurchase requests from January 24, 2023 (Date of Formation) through September 30, 2023.
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
The following table details the aggregate net distributions declared for each applicable class of common shares:

	Three Months Ended September 30, 2024
	Class F-S(1)	Class F-I	Class F-I X(1)	Class B-X	Class C	Class D(1)	Class D-X	Class E
Aggregate net distributions declared per share	$0.0431	$0.1506	$0.0502	$—	$—	$0.1506	$0.1506	$0.1506

	Nine Months Ended September 30, 2024
	Class F-S(1)	Class F-I(1)	Class F-I X(1)	Class B-X(1)	Class C(1)	Class D(1)	Class D-X	Class E
Aggregate net distributions declared per share	$0.0431	$0.3410	$0.3241	$0.1756	$0.0835	$0.2489	$0.4245	$0.4245
______________________________________
(1)Shares were outstanding for a portion of the three and nine month periods ended September 30, 2024.
Share-Based Compensation
The Company accrued $225,000 and $0 of non-cash compensation expense at September 30, 2024 and December 31, 2023, respectively.
10.    Commitments and Contingencies
In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $139.1 million and $183.5 million as of September 30, 2024 and December 31, 2023, respectively, in connection with its properties under development.

11.    Earnings Per Share
Basic earnings/(loss) per common share is determined by dividing net income/(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class specific net income/(loss) per share and net distribution rate per share.

The following table details net income/(loss) per common share ($ in thousands, except per share data):

	Three months ended September 30, 2024
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Total
Net income/(loss)	$(12)	$265	$98	$—	$—	$973	$786	$20	$2,130
Weighted average number of common shares outstanding	193	23,960	1,013	—	—	26,408	9,638	308	61,520
Net income/(loss) per common share	$(0.06)	$0.01	$0.10	$—	$—	$0.04	$0.08	$0.06	$0.03

	Nine months ended September 30, 2024
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D	Class D-X	Class E	Total
Net income/(loss)	$(12)	$543	$607	$367	$228	$1,085	$4,564	$50	$7,432
Weighted average number of common shares outstanding	65	11,656	2,676	1,804	774	10,230	21,253	249	48,707
Net income/(loss) per common share	$(0.18)	$0.05	$0.23	$0.20	$0.29	$0.11	$0.21	$0.20	$0.15

12.    Subsequent Events
In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after September 30, 2024 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from September 30, 2024 through the date the condensed consolidated financial statements were issued.
Proceeds from the Issuance of Common Shares
On October 1, 2024, the Company issued and sold 5,198,699 common shares, consisting of 698,611 Class F-S shares, 4,127,498 Class F-I shares, 371,931 Class D shares (of which 311,838 shares were eligible for a waiver of management fees and performance participation, see "Note 5 - Related Party Transactions") and 659 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $52.1 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.
On October 14, 2024, the Company issued 49,657 Class E common shares to the Adviser as payment for $503,229 of management fees.

On November 1, 2024, the Company issued and sold 5,463,656 common shares, consisting of 904,303 Class F-S shares, 4,503,767 Class F-I shares, 54,896 Class D shares and 690 Class E shares, to accredited investors in the Company's private offering, amounting to proceeds of $55.2 million to the Company as payment for such shares, including shares issued pursuant to the Company's distribution reinvestment plan.
On November 13, 2024, the Company issued 57,950 Class E common shares to the Adviser as payment for $592,178 of management fees.
Borrowings
On October 18, 2024, the Credit Facilities were amended to increase the aggregate commitments to the revolving credit facility from $120.0 million to $350.0 million and the aggregate outstanding principal amount of the term loan from $5.0 million to $100.0 million. Additionally, all commitments and outstanding amounts under the Credit Facilities will be due in full on October 17, 2025 and the number of one year extensions was increased from one option to three options.
Acquisitions
On October 23, 2024, the Company acquired three industrial properties located across three states within the United States for $206.9 million. The properties were subsequently leased back to the seller under an absolute triple net master lease.
On November 12, 2024, the Company acquired one retail property in Leesburg, Florida for $3.2 million. The property was subsequently leased backed to the seller under an absolute triple net master lease.
Amended Offering Documents
On November 14, 2024, the Company’s board of directors authorized the Company to (i) cancel the Class B and Class C common shares (none of which were outstanding), (ii) rename the Class D common shares as “Class D-S common shares” and (iii) offer and sell new classes of common shares to be designated the “Class S common shares”, “Class D common shares” and “Class I common shares”. The Class S, Class D and Class I common shares will pay a 1.25% management fee and a 12.5% performance participation interest.

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
Overview
Fortress Net Lease REIT invests primarily in single-tenant, net leased assets. We own all or substantially all of our assets through FNLR OP LP, a subsidiary of the Company (the “Operating Partnership”). FNLR GP LLC is a wholly-owned subsidiary of the Company and is the sole general partner of the Operating Partnership. We are externally managed by FNLR Management, LLC. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and our management does not distinguish our principal business, or group our operations, by geography or property type for purposes of measuring performance. Accordingly, we have only one reportable segment.
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
As of September 30, 2024, we have received aggregate proceeds of $652.1 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Investment Portfolio.” The Company intends to continue selling shares on a monthly basis.
Market Conditions and Trends
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.
During the third quarter of 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between Israel and Hamas and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.
However, industry transaction volumes increased slightly compared to the previous quarter and are expected to continue to grow. Our real estate business, focused on triple net leases, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics and long term risk adjusted returns of the net lease structure, including contractually guaranteed and highly predictable net rent growth and long-duration income flows across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our Form 10.

Recent Developments
Since September 30, 2024, through and including the date hereof, we (i) have acquired three industrial properties and one retail property located across the United States for $206.9 million and $3.2 million, respectively, (ii) amended the Credit Facilities (as defined below) and (iii) issued and sold an aggregate of 10,662,355 common shares in our private offering, resulting in proceeds of $107.3 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 12. Subsequent Events—Acquisitions” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).
First Amendment to Revolving Credit and Term Loan Facilities
On October 18, 2024, FNLR OP LP, as borrower (the “Borrower”), the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the “Loan Parties”), entered into that certain First Amendment to Credit Agreement and New Lender Joinder Agreement (the “First Amendment”) with Bank of America, N.A. (“BofA”), as sole lender under that certain Credit Agreement dated August 13, 2024, among the Loan Parties and BofA (the “Credit Agreement”), immediately prior to the effectiveness of the First Amendment, each of Capital One, National Association, KeyBank National Association, Wells Fargo Bank, National Association, and Goldman Sachs Bank USA, as new revolving credit lenders and new term lenders, and BofA, as administrative agent (in such capacity, the “Administrative Agent”) and as the sole L/C Issuer under the Credit Agreement, pursuant to which (i) the aggregate commitments to the revolving credit facility pursuant to the Credit Agreement increased from $120.0 million to $350.0 million, of which $25.0 million is available for standby letters of credit (the “Revolving Credit Facility”) and (ii) the aggregate outstanding principal amount of the term loan pursuant to the Credit Agreement increased from $5.0 million to $100.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). Subject to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Credit Facilities will be due and payable in full on October 17, 2025 (the “Maturity Date”). The First Amendment increased the number of one year extensions of the Maturity Date the Borrower may request from one option to three options.
The obligations of the Loan Parties under the Credit Facilities are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) the rights to receive income, gain, profits or other items of each Loan Party that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Facilities At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.
The Credit Facilities contain various restrictions and covenants applicable to the Loan Parties that are customary for syndicated credit facilities, including restrictions on the Company's ability to incur indebtedness, incur liens and make certain investments. Among other requirements, the Loan Parties may not exceed certain debt limitations and must ensure compliance with certain financial ratios.
The Credit Facilities also contain customary events of default. If an event of default under the Credit Facilities occurs and is continuing, then the Administrative Agent may declare any outstanding obligations under the Credit Facilities to be immediately due and payable. In addition, if the Borrower becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Facilities will automatically become due and payable.

Acquisition of Industrial Portfolio

On October 23, 2024, a subsidiary of the Company entered into an agreement for the purchase and sale of real estate (the "Syngenta Purchase Agreement") with certain subsidiaries of Syngenta AG (the "Syngenta Seller"), pursuant to which a subsidiary of the Company acquired a portfolio of three industrial properties from the Syngenta Seller for an aggregate purchase price of $206.9 million (such transaction, the "Syngenta Acquisition," and such properties, the "Acquired Syngenta Properties"). The Syngenta Acquisition was consummated substantially concurrently with the execution of the Syngenta Purchase Agreement and upon the satisfaction of customary closing conditions, and was financed using proceeds from the Company's continuous private offering and the Credit Facilities.

The Acquired Syngenta Properties include one property located in Vero Beach, Florida, one property located in Lone Tree, Iowa and one property located in Waterloo, Nebraska. Upon closing of the Syngenta Acquisition, the Acquired Syngenta Properties were leased back to the Syngenta Seller pursuant to an absolute triple net master lease.

The Syngneta Purchase Agreement contains customary representations and warranties for a transaction of this type. Subject to the provisions of the Syngenta Purchase Agreement, the parties have agreed to indemnify each other from the certain losses resulting from breaches of their respective representations, warranties and covenants set forth in the Syngenta Purchase Agreement.
Amended Offering Documents
On November 14, 2024, the Company’s board of directors authorized the Company to (i) cancel the Class B and Class C common shares (none of which were outstanding), (ii) rename the Class D common shares as “Class D-S common shares” and (iii) offer and sell new classes of common shares to be designated the “Class S common shares”, “Class D common shares” and “Class I common shares”. The Class S, Class D and Class I common shares will pay a 1.25% management fee and a 12.5% performance participation interest.
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
Q3 2024 Highlights
Operating Results
•Declared monthly net distributions totaling $9.3 million for the three months ended September 30, 2024. The details of our total returns are shown in the following table:

	Class F-S	Class F-D	Class F-I	Class F-I X(2)(3)	Class B-X(2)(3)	Class D	Class D-X(3)	Class E
Inception-to-Date Total Return (1)	1.08%	—%	4.29%	—%	—%	3.61%	6.41%	7.43%
______________________________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class D-X, Class F-I, Class D and Class F-S on January 1, 2024, March 1, 2024, May 1, 2024 and September 1, 2024, respectively. Class F-I X and Class E shares were initially issued on November 1, 2023. The Company believes total return is a useful measure of the overall investment performance of our shares.
(2)As of September 30, 2024, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares.

(3)Class F-I X, Class B-X and Class D-X represent Class F-I, Class B and Class D shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10.
Investments
•Acquired 40 properties with a total purchase price of $243.3 million during the three months ended September 30, 2024. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.
Capital Activity and Financings
•Raised proceeds of $110.9 million from the sale of our common shares for the three months ended September 30, 2024.
Overall Portfolio
•As of September 30, 2024, our portfolio was comprised of 65 industrial and 32 retail properties, with (i) buildings, (ii) land and (iii) properties under development, representing 49%, 29% and 22%, respectively, of our total portfolio value based on historical cost.
Investment Portfolio
Real Estate Investments
The following table provides a summary of our portfolio as of September 30, 2024 (square feet in thousands):

Property Type	Location	Number of Properties	Square Feet(1)	Occupancy Rate(1)	Acquisition Date	Ownership Interest
Industrial	Hanover, PA	1	N/A	N/A	9/28/2023	100%
Industrial	Berkeley, MO	1	N/A	N/A	11/1/2023	100%
Industrial	Stanton, TN	1	N/A	N/A	11/30/2023	100%
Industrial	Appleton, WI	1	983	100%	12/28/2023	100%
Industrial	Parkesburg, PA	1	242	100%	1/29/2024	100%
Industrial	Tiffin, OH and Newberg, OR	2(2)	401	100%	2/29/2024	100%
Industrial	Orem, UT	3(2)	254	100%	3/29/2024	100%
Industrial	Various(3)	27(2)	1,094	100%	4/11/2024	100%
Retail	Washington	6(2)	25	100%	5/7/2024	100%
Retail	Kentucky	7(2)	25	100%	6/11/2024	100%
Retail	New Hampshire	4(2)	20	100%	6/11/2024	100%
Retail	Illinois	3(2)	21	100%	6/28/2024	100%
Retail	Alabama	4(2)	38	100%	7/9/2024	100%
Industrial	Various(4)	22(2)	1,331	100%	8/13/2024	100%
Industrial	Indiana & Ohio	2(2)	137	100%	8/22/2024	100%
Retail	Louisiana	5(2)	30	100%	8/27/2024	100%
Retail	Walterboro, South Carolina	1	6	100%	9/6/2024	100%
Industrial	Bergen, NY	1	N/A	N/A	8/29/2024	100%
Retail	Florida	2(2)	11	100%	9/25/2024	100%
Industrial	Georgia	3(2)	343	100%	9/26/2024	100%
Total		97
______________________________________
(1)Information is excluded for properties under development.
(2)Properties subject to master lease agreements.

(3)Properties are located in California, Florida, Georgia, Louisiana, Maryland, Mississippi, Pennsylvania, Texas, and Utah.
(4)Properties are located in Alaska, California, Florida, Georgia, Idaho, Illinois, Louisiana, Michigan, Minnesota, Ohio, Pennsylvania, South Carolina, Texas, and Utah.
Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2024 ($ and square feet in thousands):

Year	Number of Expiring Leases	Annualized Base Rent	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2024	—	$—	—%	—	—%
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
Thereafter	20	61,939	100%	6,298	100%
Total	20	$61,939	100%	6,298	100%
______________________________________
(1)Information is included for properties under development.
Results of Operations
From the Date of Formation through September 27, 2023, the Company had not commenced principal operations and was focused on formation and private offering activities. The Company's results of operations for the three and nine months ended September 30, 2024 and for the period from the Date of Formation through September 30, 2023, respectively, are not comparable, and accordingly, no comparative amounts for the period from the Date of Formation through September 30, 2023 are discussed.

The following table sets forth the results of our operations for the three months ended September 30, 2024 ($ in thousands, except per share data):

For the three months ended September 30, 2024
Revenue
Rental revenue	$11,229
Total revenue	11,229

Expenses
Organizational costs	1,347
General and administrative	2,296
Management fee	1,295
Performance participation allocation	642
Depreciation and amortization	3,934
Total expenses	9,514

Other income (expense)
Interest income	882
Interest expense, net	(467)
Total other income (expense)	415

Net income	$2,130
Net income per share of common stock – basic and diluted	$0.03
Weighted-average shares of common stock outstanding, basic and diluted	61,520
Revenue
Rental Revenue
During the three months ended September 30, 2024, rental revenue was $11.2 million and was generated by the 92 operating properties the Company held during the quarter.
Expenses
Organizational costs
During the three months ended September 30, 2024, organizational costs were $1.3 million. These costs were incurred primarily in conjunction with the Company’s registration.
General and Administrative Expenses
During the three months ended September 30, 2024, general and administrative expenses were $2.3 million and consisted primarily of professional services and operating expenses.
Management Fee
During the three months ended September 30, 2024, the management fee was $1.3 million and was incurred as waivers of the management fee for certain share classes, as described in the Form 10, began to expire.
Performance Participation Allocation
During the three months ended September 30, 2024, performance participation allocation was $0.6 million and was incurred as waivers of the performance participation for certain share classes, as described in the Form 10, began to expire.

Depreciation and Amortization
During the three months ended September 30, 2024, depreciation and amortization expenses were $3.9 million, driven by the depreciation and amortization on the 92 operating properties the Company held during the quarter.
Other Income (Expense)
Interest Income
During the three months ended September 30, 2024, interest income was $0.9 million, which consisted of interest earned on the cash deposited in a money market account.
Interest Expense, net
During the three months ended September 30, 2024, interest expense was $0.5 million, which consisted of interest charged on Credit Facilities.
The following table sets forth the results of our operations for the nine months ended September 30, 2024 ($ in thousands, except per share data):

For the nine months ended September 30, 2024
Revenue
Rental revenue	$21,379
Total revenue	21,379

Expenses
Organizational costs	3,304
General and administrative	5,350
Management fee	1,652
Performance participation allocation	796
Depreciation and amortization	7,285
Total expenses	18,387

Other income (expense)
Interest income	4,907
Interest expense, net	(467)
Total other income (expense)	4,440

Net income	$7,432
Net income per share of common stock – basic and diluted	$0.15
Weighted-average shares of common stock outstanding, basic and diluted	48,707
Revenue
Rental Revenue
During the nine months ended September 30, 2024, rental revenue was $21.4 million and was generated by the 92 operating properties the Company held during the period.

Expenses
Organizational costs
During the nine months ended September 30, 2024, organizational costs were $3.3 million. These costs were incurred primarily in conjunction with the Company’s registration.
General and Administrative Expenses
During the nine months ended September 30, 2024, general and administrative expenses were $5.4 million and consisted primarily of professional services and operating expenses.
Management Fee
During the nine months ended September 30, 2024, the management fee was $1.7 million and was incurred as waivers of the management fee for certain share classes, as described in the Form 10, began to expire.
Performance Participation Allocation
During the nine months ended September 30, 2024, performance participation allocation was $0.8 million and was incurred as waivers of the performance participation for certain share classes, as described in the Form 10, began to expire.
Depreciation and Amortization
During the nine months ended September 30, 2024, depreciation and amortization expenses were $7.3 million, driven by the depreciation and amortization on the 92 operating properties the Company held during the quarter.
Other Income (Expense)
Interest Income
During the nine months ended September 30, 2024, interest income was $4.9 million, which consisted of interest earned on the cash deposited in a money market account.
Interest Expense, net
During the nine months ended September 30, 2024, interest expense was $0.5 million, which consisted of interest charged on the Credit Facilities.
Net Asset Value
EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class F-S, Class F-D, Class F-I, Class F-I X, Class B-X, Class C, Class D and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating

Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2024 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$630,046
Intangible assets	107,005
Cash and cash equivalents	3,301
Restricted cash	55,606
Other assets	1,405
Loan payable	(67,000)
Subscriptions received in advance	(51,167)
Distribution payable	(3,270)
Due to affiliate	(1,752)
Management fee payable	(503)
Accrued performance participation allocation	(796)
Accounts payable and accrued expenses	(6,527)
Other Liabilities	(4,480)
Net Asset Value	$661,868
Number of outstanding shares/units	65,221
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares /Units	NAV Per Share/Units
Class F-S	$6,401	634	$10.0989
Class F-D	—	—	—
Class F-I	280,638	27,759	10.1098
Class F-I X(1)(3)	—	—	—
Class B-X(1)(3)	—	—	—
Class C(2)	—	—	—
Class D	320,032	31,462	10.1719
Class D-X(3)	51,202	5,014	10.2121
Class E	3,595	352	10.2188
OP Units	—	—	—
Total	661,868	65,221
______________________________________
(1)As of September 30, 2024, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares as applicable.
(2)As of September 30, 2024, there were no Class C shares outstanding. Pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.
(3)Class F-I X, Class B-X and Class D-X represent Class F-I, Class B and Class D common shares, respectively, that were purchased during the Initial Share Offering Period (as defined in the Form 10) and that are currently entitled to a fee waiver, as described in the Form 10. Pursuant to the fee waiver: (i) the Adviser has waived the management fee for six months for certain investors measured from the later of (x) the day on which such investor first purchased any such shares and (y) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”); and (ii) FNLR SLP LLC, the special limited partner of the Operating Partnership, has waived the performance participation for six months for certain investors measured from the applicable Issuance Date.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2024:

Property Type	Capitalization Rate
Industrial	7.43%
The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial
Capitalization Rate	0.25% Decrease	+3.49%
(Weighted Average)	0.25% Increase	(3.27)%
Recently acquired properties are carried at cost, which approximates fair value.
The following table reconciles equity per our Condensed Consolidated Balance Sheet to our NAV ($ in thousands):

September 30, 2024
Equity	$626,278
Adjustments:
Accrued organization and offering costs	14,850
Unrealized real estate appreciation	18,345
Accumulated depreciation and amortization under GAAP	7,310
Straight-line rent	(5,468)
Accrued shareholder servicing fee	553
NAV	$661,868
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
•Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell Class F-S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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
The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2024:

Record Date	Class F-S	Class F-D	Class F-I	Class F-I X(1)(2)	Class B-X(1)(2)	Class C(3)	Class D	Class D-X(1)	Class E
January 31, 2024	$—	$—	$—	$0.0396	$0.0396	$0.0396	$—	$0.0396	$0.0396
February 29, 2024	$—	$—	$—	$0.0439	$0.0439	$0.0439	$—	$0.0439	$0.0439
March 31, 2024	$—	$—	$0.0440	$0.0440	$0.0440	$—	$—	$0.0440	$0.0440
April 30, 2024	$—	$—	$0.0481	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481
May 31, 2024	$—	$—	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481	$0.0481
June 30, 2024	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
July 31, 2024	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
August 31, 2024	$—	$—	$0.0502	$—	$—	$—	$0.0502	$0.0502	$0.0502
September 30, 2024	$0.0431	$—	$0.0502	$—	$—	$—	$0.0502	$0.0502	$0.0502
Total	$0.0431	$—	$0.3410	$0.3241	$0.1756	$0.0835	$0.2489	$0.4245	$0.4245
______________________________________
(1)Class F-I X, Class B-X and Class D-X represent Class F-I, Class B and Class D shares, respectively, that are currently entitled to a fee waiver, as described in the Form 10.
(2)As of September 30, 2024, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares.
(3)As of September 30, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
For the nine months ended September 30, 2024, we declared distributions in the amount of $21.1 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the nine months ended September 30, 2024 ($ in thousands):

	Nine months ended September 30, 2024
Distributions	Amount	Percentage
Payable in cash	$14,060	67%
Reinvested in shares	7,018	33%
Total distributions	$21,078	100%
Sources of Distributions
Cash flows from operating activities	$20,348	97%
Other proceeds(1)	730	3%
Offering proceeds	—	0%
Total sources of distributions	$21,078	100%
Cash flows from operating activities	$20,348
Funds from Operations (2)	$14,717
______________________________________
(1)Build-to-suit construction interest of $6.4 million for the nine months ended September 30, 2024 was used as a source to support the dividend payments. Build-to-suit construction interest is not recognized as operating cash flow under GAAP.
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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Net income (loss) attributable to shareholders	$2,130	$7,432
Adjustments to arrive at FFO:
Depreciation and amortization	3,934	7,285
Impairment of investments in real estate	—	—
Net gain (loss) from sale of real estate	—	—
Other adjustments	—	—
FFO attributable to shareholders	$6,064	$14,717
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $3.3 million and $58.0 million available under the Credit Facilities as of September 30, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $536.8 million for the nine months ended September 30, 2024. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments.
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
Capital Resources
For the nine months ended September 30, 2024, we issued and sold 53,548,642 common shares, consisting of 633,858 Class F-S shares, 24,552,183 Class F-I shares, 28,213,182 Class D shares and 149,421 Class E shares, to accredited investors in our private offering, amounting to proceeds of $536.8 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 113,804 of Class E common shares were also issued as a payment of $1.2 million of management fees incurred. During the nine months ended September 30, 2024, the Company repurchased 296,640 shares of common shares for a total of $3.0 million.
As of September 30, 2024, we had received aggregate proceeds of $652.1 million from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of September 30, 2024, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions, we had an aggregate of 65,220,729 common shares outstanding, consisting of 633,858 Class F-S shares, 27,758,881 Class F-I shares, 36,476,175 Class D shares and 351,815 Class E shares.
See "Recent Developments" for information relating to our Credit Facilities.

Cash Flows
Cash flows provided by operating activities were $20.3 million for the nine months ended September 30, 2024. The cash flows provided by operating activities were primarily due to the collection of rental revenues of $17.3 million.
Cash flows used in investing activities were $604.7 million for the nine months ended September 30, 2024. Cash flows of $512.1 million were used to acquire 92 operating properties and $92.7 million was used to fund construction in progress for the three build-to-suit properties.
Cash flows provided by financing activities were $510.9 million for the nine months ended September 30, 2024, attributable primarily due to $406.4 million from the issuance of our common shares, $67.0 million from proceeds from the Credit Facilities, and $51.2 million from subscriptions received in advance.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of September 30, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Advanced organizational and offering costs	$14,850	$1,980	$5,940	$5,940	$989
Commitments	139,053	102,128	36,925	—	—
Total	$153,903	$104,108	$42,865	$5,940	$989
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements may be issued by the Financial Accounting Standards Board or other standard setting bodies that will be adopted by the Company as of the specified effective date. The Company believes that the impact of the recently issued standards that are not yet effective and not adopted will not have a material impact on its condensed consolidated financial statements upon adoption.
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
The Company had no repurchase requests from the Date of Formation to September 30, 2024.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

First Amendment to Revolving Credit and Term Loan Facilities

On October 18, 2024, the Loan Parties entered into the First Amendment with BofA, as sole lender under the Credit Agreement dated August 13, 2024, among the Loan Parties and BofA, immediately prior to the effectiveness of the First Amendment, each of Capital One, National Association, KeyBank National Association, Wells Fargo Bank, National Association, and Goldman Sachs Bank USA, as new revolving credit lenders and new term lenders, and BofA, as the Administrative Agent and as the sole L/C Issuer under the Credit Agreement, pursuant to which (i) the aggregate commitments to the Revolving Credit Facility increased from $120.0 million to $350.0 million and (ii) the aggregate outstanding principal amount of the Term Loan Facility pursuant to the Credit Agreement increased from $5.0 million to

$100.0 million. Subject to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Credit Facilities will be due and payable in full on October 17, 2025 (the “Maturity Date”). The First Amendment increased the number of one year extensions of the Maturity Date the Borrower may request from one option to three options.

The obligations of the Loan Parties under the Credit Facilities are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) the rights to receive income, gain, profits or other items of each Loan Party that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit Facilities At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.

The Credit Facilities contain various restrictions and covenants applicable to the Loan Parties. Among other requirements, the Loan Parties that are customary for syndicated credit facilities, including restrictions on the Company's ability to incur indebtedness, incur liens and make certain invemay not exceed certain debt limitations and must ensure certain minimum capital contribution amounts.

The Credit Facilities also contain customary events of default. If an event of default under the Credit Facilities occurs and is continuing, then the Administrative Agent may declare any outstanding obligations under the Credit Facilities to be immediately due and payable. In addition, if the Borrower becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Facilities will automatically become due and payable.

Acquisition of Industrial Portfolio

On October 23, 2024, the Company completed the Syngenta Acquisition. For additional information relating to Syngenta AG, including its most recently available financial results for the half-year ended June 30, 2024, please see https://www.syngenta.com/sites/syngenta/files/bond-investor-information/financial-results/syngenta-ag-h1-2024-results.pdf.

ITEM 6        EXHIBITS
(b)Exhibits

10.1	First Amendment to Credit Agreement and New Lender Joinder Agreement, dated October 18, 2024, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto and Bank of America, N.A., Capital One, National Association, KeyBank National Association, Wells Fargo Bank, National Association, and Goldman Sachs Bank USA, as new revolving credit lenders and new term lenders, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 24, 2024).
31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Definition **
101.DEF	XBRL Taxonomy Calculation **
101.LAB	XBRL Taxonomy Labels **
101.PRE	XBRL Taxonomy Presentation **
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
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

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer
	Date:	November 14, 2024