Form 10-K
period 2024-12-31
Fortress Net Lease REIT
filed 2025-03-28
CIK 1966394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56632
___________________________
Fortress Net Lease REIT
(Exact name of registrant as specified in its charter)
___________________________

Maryland	92-1937121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas New York, NY	10105
(Address of Principal Executive Offices)	(Zip Code)
(212) 798-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act:
(Title of class)
Common Shares
Class S common shares of beneficial interest, $0.01 par value per share
Class D common shares of beneficial interest, $0.01 par value per share

Class I common shares of beneficial interest, $0.01 par value per share
Class F-S common shares of beneficial interest, $0.01 par value per share
Class F-D common shares of beneficial interest, $0.01 par value per share
Class F-I common shares of beneficial interest, $0.01 par value per share
Class D-S common shares of beneficial interest, $0.01 par value per share
Class E common shares of beneficial interest, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.

As of March 28, 2025, the issuer had the following common shares of beneficial interest outstanding: 1,939,135 Class I shares, 6,596,501 Class F-S shares, 51,233,321 Class F-I shares, 36,429,983 Class D-S shares, 702,073 Class D-X shares and 630,474 Class E shares.
Documents Incorporated by Reference: None.

Form 10-K
Year Ended December 31, 2024

USE OF CERTAIN DEFINED TERMS
In this annual report on Form 10-K (this “Annual Report”), the following terms shall have the meanings set forth below, except where the context suggests otherwise:
•“we,” “us,” “our,” “FNLR,” and the “Company” refer to Fortress Net Lease REIT, together with its consolidated subsidiaries;
•“Adviser” refers to FNLR Management LLC, a Delaware limited company, and wholly-owned subsidiary of “FIG
LLC,” a wholly-owned subsidiary of Fortress;
•“Dealer Manager” refers to Independent Brokerage Solutions LLC;
•“Fortress” refers to Fortress Investment Group LLC, a Delaware limited liability company;
•“Fortress Affiliates” means all of Fortress’s affiliates, partners, members, shareholders, officers, directors and employees. Except where otherwise specifically stated herein, Fortress Affiliates does not include the indirect owner(s) of Fortress, and any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress (the “Fortress Owner Group”);
•“Fortress Managed Accounts” means investment companies, pooled investment vehicles and/or other accounts
(including accounts of institutional clients, pension plans, co-investment vehicles and certain high net worth individuals) that the Adviser and its affiliates manage assets for, or may in the future manage assets for. Except where otherwise specifically stated herein, Fortress Managed Accounts does not include funds and accounts managed by a member of the Fortress Owner Group;
•“GAAP” means generally accepted accounting principles in the United States;
•“Initial Share Maximum Amount” means up to $300.0 million in our private offering, which the Company reserves the right to increase at its discretion, in any combination of Class F-S shares, Class F-D shares, Class F-I shares, Class B shares, Class C shares and Class D shares;
•“Initial Share Offering Period” means the period from the commencement of our private offering until we accept subscriptions for the Initial Share Maximum Amount;
•“Operating Partnership” refers to FNLR OP LP, a Delaware limited partnership, a subsidiary of the Company;
•“Operating Partnership Agreement” refers to the Second Amended and Restated Limited Partnership Agreement
of the Operating Partnership, dated November 15, 2024, as amended or restated from time to time;
•“shareholders” refers to holders of our common shares of beneficial interest, par value $0.01 per share (the
“shares” or “common shares”). The Company has offered or is offering twelve class of common shares to the investors: Class S (“Class S” or the “Class S shares”), Class D (“Class D” or the “Class D shares”), Class I (“Class
I” or the “Class I shares”), Class F-S (“Class F-S” or the “Class F-S shares”), Class F-D (“Class F-D” or the
“Class F-D shares”), Class F-I (“Class F-I” or the “Class F-I shares”), Class F-I X (“Class F-I X” or the “Class F-I
X shares”), Class B-X (“Class B-X” or the “Class B-X shares”), Class C (“Class C” or the “Class C shares”),
Class D-S (“Class D-S” or the “Class D-S shares”), Class D-X (“Class D-X” or the “Class D-X shares”) and Class
E (“Class E” or the “Class E shares”) (each a “class”). References to “Class F-I X” and “Class B-X” represent
Class F-I and Class B shares, respectively, that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in this Annual Report. As of December 31,
2024, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares. References to “Class D-X” represents Class D-S shares
(formerly named Class D shares) that were purchased during the Initial Share Offering Period and that are currently entitled to a fee waiver, as described in this Annual Report. Pursuant to such fee waiver: (i) the Adviser has waived the management fee for six months for certain investors measured from the applicable Issuance Date;

and (ii) FNLR SLP LLC, the special limited partner of the Operating Partnership, has waived the performance participation for six months for certain investors measured from the applicable Issuance Date; and
•“Special Limited Partner” refers to FNLR SLP LLC, a Delaware limited liability company and the special limited partner of the Operating Partnership.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Net Lease REIT (the “Company,” “we,” “us,” or “our”). Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,”
“project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual
Report may include statements as to:
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
•actual and potential conflicts of interest with the Adviser or any of its affiliates;
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
The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in this Annual Report. Other factors that could cause our actual results to differ materially include:
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
•distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or units of our Operating
Partnership), and the sale of our assets, and we have no limits on the amounts we may fund from such sources;
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
•our limited rights and liquidity associated with our investments in non-controlling equity positions and other real-
estate related interests;
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

•risks associated with our relationship with Fortress and the Adviser; and
•changes to United States federal income tax laws.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.
You should read this Annual Report and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.
For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item
1A. Risk Factors” and any such updated factors included in our periodic filings with the Securities and Exchange
Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document.
SUMMARY RISK FACTORS
The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”
Some of the more significant risks relating to our business and ownership of our shares include:
Risks Related to Our Business and Operations
•We are subject to risks related to the ownership of commercial real estate that affect the performance and value of our properties, including but not limited to risks with respect to the creditworthiness of underlying tenants.
•We have limited opportunities to increase rents under our long-term leases with tenants.
•If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
•We face risks associated with the deployment of our capital.
•We may be unable to successfully integrate new investments and manage our growth.
•The valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in.
•We may be adversely affected by economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which our properties are geographically concentrated.
•We are subject to certain risks related to incurring contingent liabilities in connection with investments, including the assumption by us of default risk or other third-party risks.
•Inflation may materially and adversely affect us and our tenants.
•We are subject to certain risks associated with the management of our properties.

•We may face risks associated with options, including losing our entire investment due to the volatility of the underlying security or currency.
•Our business and operations could suffer in the event of system failures or cybersecurity breaches.
•Our access to external sources of capital is subject to factors outside of our control.
•The agreements governing our indebtedness may place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
•Compliance or failure to comply with regulatory requirements could result in substantial costs.
Risks Related to Our Relationship with Fortress, Our Adviser and the Management Agreement
•We depend on the Adviser to select our investments and otherwise conduct our business.
•We pay incentive and management fees and other expenses to our Adviser and the Special Limited Partner, which payments increase the risk that you will not earn a profit on your investment.
•There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.
•The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or
Fortress over us, which may result in conflicts of interest that could be harmful to us.
•We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
Risks Related to Our Organization and Structure
•Our shareholders generally have limited voting rights.
•Our Declaration of Trust and Bylaws contain provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide Fortress with substantial control of us.
•Conflicts of interest could arise between the interests of our shareholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our shareholders.
Risks Related to Tax Laws and Regulations
•We may fail to qualify as a REIT.
•REIT distribution requirements limit our available cash.
•Complying with REIT requirements may cause us to forgo otherwise attractive business opportunities.
Risks Related to Ownership of Our Shares
•We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future.
•Our use of Operating Partnership units as consideration to acquire properties could result in shareholder dilution or limit our ability to sell such properties.

•Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend, our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest.
•The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us.
The foregoing risks and other risks are more fully described in the section titled “Item 1A. Risk Factors” in this
Annual Report. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. As a result, you could lose all or part of your investment in our common shares.

PART I
ITEM 1.BUSINESS
Overview
We are a Maryland statutory trust formed on January 24, 2023. The Company is designed to offer individual investors an ability to access net lease real estate. We are a privately-placed, non-listed, perpetual life REIT. We own all or substantially all of our assets through the Operating Partnership. We are externally managed by our Adviser, an affiliate of our sponsor, Fortress.  Our principal office is located at 1345 Avenue of the Americas, New York, NY 10105 and our
telephone number is (212) 798-6100.
Our investment strategy is focused primarily on acquiring, owning, financing and leasing a diversified portfolio of single-tenant commercial real estate properties subject to medium- to long-term net leases with creditworthy and/or investment grade tenants or guarantors across the United States and, to a lesser extent, Canada, Europe or other jurisdictions as we see fit. We seek to invest in any and all commercial property types that we deem appropriate, including retail, office, industrial and any other specialized use assets. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
The Adviser
The Adviser serves as our administrator. The Company and Operating Partnership have entered into a management agreement (as the same may be amended or restated from time to time, the “Management Agreement”) with the Adviser, pursuant to which the Adviser will manage the Company and the Operating Partnership on a day-to-day basis.
The Company and the Operating Partnership have also entered into an administration agreement (as the same may be amended or restated from time to time, the “Administration Agreement”) with the Adviser, pursuant to which the Adviser will provide certain office and administrative services to the Company and the Operating Partnership. See “—Management
Agreement” and “—Administration Agreement” for additional information relating to the Management Agreement and
Administration Agreement.
The Adviser is an affiliate of Fortress and, as such, our Adviser has access to the broader resources of Fortress, subject to Fortress’s policies and procedures regarding the management of conflicts of interest. See “Item 13. Certain
Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” for additional information relating to our potential conflicts of interest.
Fortress
Fortress Investment Group LLC, a Delaware limited liability company and an affiliate of the Adviser, is a leading global investment management firm founded in 1998. Fortress offers a range of alternative investment strategies, including private equity, credit and liquid markets for institutional and private investors around the world. Fortress is headquartered in New York, with affiliates that have offices in Atlanta, Dallas, Hong Kong, London, Los Angeles, New Canaan, Rome,
San Francisco, Shanghai, Sydney and Tokyo. With over 900 employees worldwide, Fortress has approximately $49.0 billion of assets under management as of September 30, 2024, on behalf of approximately 2,000 institutional clients and private investors worldwide across a range of real estate and credit, private equity and permanent capital investment strategies. Our Adviser will draw upon Fortress’s expertise in real estate investing, opportunistic lending, structured credits, corporate securities and structured finance to identify compelling risk-adjusted investments.
Investment Objective
Our investment objective is to deliver superior risk adjusted returns from a diversified real estate portfolio across the United States and to a lesser extent, Canada, Europe or other jurisdictions as we see fit. We look to generate a known and predictable stream of cash flow by investing primarily in single tenant net leased assets, whereby the tenant is responsible for all property operating expenses, such as maintenance and repairs, real estate taxes and insurances, and capital expenditures, allowing us to deliver consistent dividends to our shareholders. By utilizing our Adviser’s strong financial underwriting and understanding of real estate fundamentals and corporate credit, we will attempt to construct a portfolio that will minimize risks and preserve shareholder capital while also driving shareholder value through consistent asset appreciation. Through the use of our Adviser’s extensive sourcing platform, we intend to curate a purpose-built portfolio that offers superior risk adjusted returns when compared to our peers. However, we cannot assure you that we will achieve our investment objectives. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

Investment Strategies
Our strategy has been carefully developed based on Fortress’s more than 20 year track record of generating attractive risk-adjusted yields, as well as preserving and growing investors’ capital, while providing a steady stream of cash flow to pay regular cash distributions to our shareholders. We believe that Fortress’s extensive experience, including investing through various economic cycles, will provide our Adviser with a more informed understanding of various investment strategies appropriate for specific cycles, not just during a bull market, which we believe provides us with a competitive advantage. Our investments include land, building and leasehold interests in the United States primarily and are expected to include investments in other jurisdictions as we see fit. We seek to invest in any and all commercial property types, including retail, office, industrial and any other specialized use assets. These investments could be part of a sale-leaseback transaction directly with tenants, through a “build-to-suit” property transaction with prospective tenants and/
or by purchasing the assets with leases already in place. We consider asset, tenant and geographic concentrations while retaining the flexibility to invest as we consider appropriate to generate attractive risk-adjusted yields as well as preserve and grow investors’ capital. We intend to primarily focus on acquiring assets with five years or more in remaining weighted average lease terms that are leased to a single tenant. From time to time, we may acquire assets with lease durations shorter than five years if we believe that the leases can be extended on or prior to, or that the assets can be re-let to an acceptable tenant upon, lease maturity or may acquire assets that are leased to multiple tenants. We may invest on a standalone basis and may co-invest in transactions with affiliates of Fortress or third parties.
We utilize our Adviser’s extensive sourcing platform to originate transactions. We seek to establish long-term relationships with our tenants which often lead to repeat transactions. Additionally, our Adviser has access to over 1,000 active relationships through the broader Fortress Credit Team and many more historic relationships Fortress has built and cultivated over its more than 20 year history. Fortress Credit Team is a recognized leader in the private lending and alternative investments space. As of December 31, 2024, the Fortress Credit Team has a global team of approximately 670 people, with expertise in numerous industries. These relationships come with considerable goodwill that we believe will enable us to source off-market opportunities not available to our peers.
We plan to capitalize on our Adviser’s credit underwriting expertise to acquire assets at attractive yields. We employ a credit-first approach to understanding the financial wherewithal of a tenant, which we believe gives us a significant advantage over our peers. We enhance our credit underwriting by leveraging the Fortress Credit and Real Estate
Platform, which is available to the Adviser to assist in underwriting, lease negotiations, asset management and financing.
Fortress has more than 20 years of experience in various forms of credit and real estate investing that form the foundation of our net lease underwriting approach. As of December 31, 2024, the Fortress Credit Funds have invested over $200 billion across various asset classes, capital structures and credit ratings ranging from investment grade to distressed, with more than 1,500 borrowers, and have acquired more than $75 billion of total real estate assets in more than 1,000 real estate transactions. Fortress has more than 139 people globally dedicated to real estate investing.
Fortress is one of the largest alternative asset managers, and we believe we are adept at effectively employing leverage, utilizing the capital markets and value-enhancing structures where appropriate. Our Adviser has deep-rooted relationships with various forms of lending institutions and we believe Fortress’s long-established relationship with national money centers and regional banks is even more valuable in the current economic environment. We also may employ an interest rate and currency hedging strategy to help protect shareholder value.
Another key to our investment strategy is proactive asset management. The goal of our active monitoring is to track macro- and micro-economic and industry trends that impact our tenants as well as their financial statements when available. We believe this will allow us to seize on the opportunities to extend leases based on any opportunities we see through our monitoring. We also plan to utilize this data to recycle assets if we need to.
We may also invest in loans, preferred equity, and other alternative investments in or primarily secured by real estate, subject to the limitations imposed by reason of our intention to qualify as a REIT and maintaining our exclusion from being required to register under the Investment Company Act. We also may to a lesser extent invest in marketable securities, cash, cash equivalents and other short-term investments to provide a source of liquidity for our anticipated share repurchase plan, cash management, and other purposes.
Acquisition Strategies
We focus our acquisition activities on real properties and related assets that are primarily located in the United
States but may invest in Canada, Europe or other jurisdictions as we see fit. The assets will be primarily net leased whereby the tenant is generally responsible for insurance, maintenance and repairs, taxes, and utilities, which we believe will generate known and predictable cash flows. In addition, we may acquire multi-tenant properties which will typically (i)
include a dominant anchor tenant, (ii) be a part of an acquisition of a portfolio primarily consisting of single tenant properties or (iii) be structured to create a synthetic single tenant lease. Other potential investments may include gross leases, commercial real estate debt and/or equity security investments (including equity in other property companies and partnerships, stocks of REITs and commercial real estate securitizations), preferred equity investments, vacant buildings and land (either for future development, renovation or a potential sale-leaseback).
We focus on acquiring assets with five years or more in remaining weighted average lease terms leased to a single tenant. From time to time, we may acquire assets with lease durations shorter than five years if we believe that the leases can be extended on or prior to, or that the assets can be re-let to an acceptable tenant upon, lease maturity or may acquire assets leased to multiple tenants. We may acquire existing buildings or enter into build-to-suit arrangements in which we develop assets to suit the needs of prospective tenants based on an executed lease.
We seek to invest in any and all commercial property types that we deem appropriate, including retail, office, industrial and any other specialized use assets. We may also invest in capital assets such as various types of machinery and equipment. We intend to acquire properties leased to tenants across a broad range of industries. Our strategy is to focus on acquiring tenants with a strong credit profile by utilizing our credit underwriting expertise while also finding assets with sound real estate fundamentals. We seek to acquire commercial properties occupied by creditworthy tenants, including investment-grade rated, non-investment grade rated and unrated public and private companies (collectively referred to herein as “creditworthy tenants”), that have strong cash generating ability, a strong balance sheet and/or other attractive financial metrics within their market segment. We believe that a key factor to our success will be our Adviser’s ability to underwrite a tenant’s credit. Each of our prospective tenants undergoes a comprehensive proprietary credit assessment. Our
Adviser conducts credit analysis by evaluating prospective tenants’ management teams, strategic positioning within their industries, growth prospects, operating margins, financial leverage and cyclicality for an appropriate balance to ensure there is adequate downside protection in their business. The credit underwriting process also seeks to assess the strengths, weaknesses, opportunities and threats to our tenants’ businesses that drive the underlying value proposition of our tenants’
businesses and their ability to create value long-term, including the outlook of the tenant’s market segment and the tenant’s relationship with its customers and suppliers. By evaluating both traditional credit metrics and the long-term value proposition of our tenants’ businesses, we seek to maximize predictable, durable and growing cash flows while mitigating risk in our portfolio.
Joint Ventures
We also may acquire properties in joint ventures with affiliates, including Fortress Managed Accounts, which will allow the Company and its affiliates to collectively acquire 100% ownership of a property. We will often acquire 100%
interests in properties. In addition, we intend to enter into joint ventures with third parties to source, acquire, develop, improve or dispose of properties. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Fortress Managed
Accounts.
Leverage
We regularly employ direct or indirect leverage in a variety of forms through borrowings, derivatives and other financial instruments as part of our investment program. The greater our total leverage relative to our equity capital base, the greater the risk of loss and possibility of gain due to market fluctuations in the values of our investments. Leverage can result in the total loss of capital. Historically, Fortress net lease investments have averaged 55-65% leverage. In certain instances, where a transaction can support it, we could add more leverage, or in the alternative, utilize lower leverage in our
Adviser’s discretion.
We borrow funds (on a secured or unsecured basis), directly or indirectly through one or more investment vehicles, to facilitate investments or otherwise in connection with our business. We have obtained and may obtain additional credit facilities in order to finance investments or pay expenses with borrowings. Financings may take various forms, and may be entered into with brokers and dealers retained by us. In addition, we may directly or indirectly utilize seller financing when making investments, and may be assigned existing indebtedness that is not prepayable. The Adviser is under no obligation to arrange for any affiliate to lend money to us; however, we may borrow funds from affiliates of our

Adviser without the approval of our board of trustees (the “board” or “board of trustees”). To the extent that any borrowing is made from, or reimbursement is made to, affiliates of our Adviser, the interest rate thereon may not exceed the prime rate of JPMorgan Chase Bank plus 3.0% per annum without the approval of a majority of our independent trustees. Moreover, without the approval of the board of trustees, we are not permitted to incur any indebtedness if such incurrence would cause our aggregate indebtedness to exceed 75% (measured at the time of incurrence) of the cost of our non-realized investments.
In addition, in an effort to have enough cash available to repurchase shares pursuant to our share repurchase plan and to fund investments, we may reserve borrowing capacity under a line of credit to borrow against, in part, to repurchase shares during periods when we may not have sufficient funds to fund all repurchase requests.
Temporary Strategies
During periods in which the Adviser determines that economic or market conditions are unfavorable to investors and a defensive strategy would benefit us, we may temporarily depart from our investment strategy without providing advance notice to, or obtaining the consent of, our shareholders. During these periods, we may deviate from our investment guidelines and invest all or any portion of our assets in U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the U.S. Treasury or by U.S. government agencies or instrumentalities; non-U.S. government securities that have received the highest investment grade credit rating;
certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper;
bankers’ acceptances; fixed time deposits; shares of money market funds; credit-linked notes; repurchase agreements with respect to any of the foregoing; or any other fixed income securities that the Adviser considers consistent with this strategy.
During these periods, we may also determine to pay down certain of our indebtedness and have indebtedness below our target leverage or we may borrow more to provide for additional liquidity causing us to exceed our target leverage. It is impossible to predict when, or for how long, the Adviser will use these alternative strategies. There can be no assurance that such strategies will be successful.
Taxation of the Company
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for
U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2024. A REIT is a company that derives most of its income from real property or real estate mortgages and has elected to be subject to tax as a
REIT. If a corporation elects to be subject to tax as a REIT and qualifies as a REIT, it will generally not be subject to U.S.
federal corporate income taxes on income that it currently distributes to its shareholders. A company’s qualification as a
REIT depends on its ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels to its shareholders, and the concentration of ownership of its capital stock.
A privately placed, non-listed, perpetual-life REIT is a REIT whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life REIT” to describe an investment vehicle of indefinite duration, whose common shares are intended to be sold by the REIT monthly on a continuous basis at a price generally equal to the REIT’s prior month’s net asset value per share. The net asset value of perpetual-life REITs may be subject to volatility related to the values of their underlying assets. In our perpetual-life structure, the investors may request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion.
While we may consider a liquidity event at any time in the future, we are not obligated by the Company’s Third Amended and Restated Declaration of Trust (as the same may be amended or restated from time to time, the “Declaration of Trust”)
or otherwise to effect a liquidity event at any time.
Fortress Net Lease REIT Structure
FIG LLC
FIG LLC, the direct parent of the Adviser and a wholly-owned subsidiary of Fortress, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) with the SEC. FIG LLC and the Adviser operate under a single set of policies and procedures that are reasonably designed to comply with the requirements of the Advisers Act. The Adviser is a relying advisor pursuant to applicable SEC guidance.

Operating Partnership
The Operating Partnership was formed on January 3, 2023, to acquire and hold assets on our behalf.  We own all or substantially all of our assets through the Operating Partnership. FNLR GP LLC, a Delaware limited liability company and our wholly-owned subsidiary, is the sole general partner of the Operating Partnership. The Special Limited Partner, a
wholly-owned subsidiary of Fortress Operating Entity I LP, an affiliate of Fortress, owns a special limited partner interest in the Operating Partnership. The use of our Operating Partnership to hold all of our assets is referred to as an Umbrella
Partnership Real Estate Investment Trust (“UPREIT”). Using an UPREIT structure may give us an advantage in acquiring properties from persons who want to defer recognizing a gain for U.S. federal income tax purposes. In addition, each of the
Adviser and the Special Limited Partner may elect to receive units in the Operating Partnership in lieu of cash for the management fee and performance participation interest, respectively. The Adviser may also elect to receive units in the
Operating Partnership in lieu of cash for all or a portion of certain expense reimbursements. The Adviser and the Special
Limited Partner may put these units back to the Operating Partnership and receive cash, and intend to do so from time to time, unless our board of trustees determines that any such repurchase for cash would be prohibited by applicable law or our Declaration of Trust, in which case such Operating Partnership units will be repurchased for common shares.
The following chart shows our current ownership structure and our relationship with FIG LLC, the Adviser, and their respective affiliates as of the date of this Annual Report.

REIT Investors
FIG LLC
Delaware limited liability company
Fortress Operating Entity I LP
Delaware limited partnership
100%
100%
100%
FNLR Management LLC
Delaware limited liability company
Management Agreement
Fortress Net Lease REIT
Maryland statutory trust
FNLR SLP LLC
Delaware limited liability company
Management Agreement
100%
FNLR GP LLC
Delaware limited liability company
Special Limited Partner Interest
OP Unitholders
General Partner Interest + Limited Partner Interest
0%
100%
FNLR OP LP
(Operating Partnership)
Delaware limited partnership

 * Percentages are as of December 31, 2024 and may fluctuate over time.
Management Agreement
Our board of trustees at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to the Company and our Operating Partnership. Pursuant to the Management Agreement, our board of trustees has delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees; provided, however, that the Adviser’s authority to make investments outside of the scope and criteria provided for within our investment guidelines (as such guidelines may be amended from time to time by the board of trustees) is subject to limitations and requires the prior approval of the board of trustees or any duly authorized committee of the board of trustees, as the case may be. We believe that the Adviser currently has sufficient staff and resources to be capable of fulfilling the duties set forth in the Management Agreement.

Services
Under the terms of the Management Agreement, the Adviser is responsible for the following:
•determining the composition of the Company’s and Operating Partnership’s portfolio, the nature and timing of the changes to the Company’s and Operating Partnership’s portfolios and the manner of implementing such changes;
•making investment decisions for the Company and Operating Partnership, including negotiating the terms of investments in, and dispositions of, real estate, portfolio securities and other instruments on its behalf;
•monitoring the Company’s and Operating Partnership’s investments;
•engaging and supervising, on the Company’s and Operating Partnership’s behalf, agents and service providers to assist in making and managing the Company’s and Operating Partnership’s investments;
•determining valuations of real estate and real estate-related assets held by the Company and Operating
Partnership;
•performing due diligence on prospective portfolio investments;
•recommending the appropriate level of leverage and debt financing;
•exercising voting rights in respect of portfolio securities and other investments for the Company and Operating
Partnership;
•serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s and
Operating Partnership’s portfolio investments;
•providing risk management and tax services with respect to the Company’s and the Operating Partnership’s investments; and
•providing the Company and Operating Partnership with such other investment advisory and related services as the
Company and Operating Partnership may, from time to time, reasonably require for the investment of capital.
The Adviser’s services under the Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company and Operating Partnership are not impaired. The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.
Term
Unless earlier terminated as described below, the Management Agreement will remain in effect for a period of two years from May 1, 2023, and year-to-year thereafter if approved annually by a majority of the board of trustees and a majority of the independent trustees.
Without payment of penalty, the Company may terminate the Management Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the board of trustees. In addition, without payment of penalty, the Adviser may generally terminate the Management Agreement upon 60 days’
written notice. Notwithstanding the foregoing rights to terminate the Management Agreement, certain provisions relating to the duties of, and payments to, the Adviser, indemnification by the Company and the Operating Partnership, non-
solicitation and miscellaneous considerations, will survive the termination of the Management Agreement.
For a discussion of the Adviser’s compensation and expense reimbursement, see “—Compensation of the Adviser and Expense Reimbursement.” For additional discussion of company expenses, see “Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of Operations—Year Ended 2024 Highlights—Expenses.”

Compensation of the Adviser and Expense Reimbursement
Management Fee
As compensation for its services provided pursuant to the Management Agreement, we pay the Adviser, for Class
S investors, Class D investors and Class I investors, a management fee equal to 1.25% of NAV per annum payable monthly, and Class F-S investors, Class F-D investors, Class F-I investors, Class D-S investors and Class E investors, a management fee equal to 1.00% of NAV per annum payable monthly. However, the management fee paid to the Adviser in respect of any Class F-S shares, Class F-D shares, Class F-I shares, Class B shares, Class C shares, Class D-S shares and
Class E shares that were purchased by a shareholder during the Initial Share Offering Period (including any such shares issued pursuant to our distribution reinvestment plan during the Initial Share Offering Period and any Class B shares or
Class C shares that were converted into Class F-I shares or Class D-S shares) (collectively, the “Waiver Eligible Shares”) is waived for six months by the Adviser (measured, in respect of each such shareholder and such shareholder’s Waiver
Eligible Shares, regardless of whether any such shares were purchased on different days, from the later of (i) the day on which such shareholder first purchased any such shares for cash and (ii) if applicable, the day on which such shares were released from escrow (and not, for the avoidance of doubt, from the day on which any such shares may have been (x)
issued pursuant to our distribution reinvestment plan, (y) received in connection with a conversion or exchange of other shares or (z) later acquired); such later date in respect of any investor, the “Issuance Date”); provided, that with respect to any shareholder who subscribed for shares during the Initial Share Offering Period pursuant to a subscription agreement that may be drawn down in one or more closings at the Company’s discretion, the “Issuance Date” for purposes of the six month fee waiver shall be measured, in respect of each Waiver Eligible Shares issued pursuant to such subscription agreement, from the day on which such Waiver Eligible Share is issued to such shareholder. In addition, the management fee paid to the Adviser in respect of any Class E shares will be waived by the Adviser for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act) (a “Publicly Offered REIT”). Any management fee shall be calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of our shares.
Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us or any class of Operating Partnership units as determined by us, as sole member of the general partner of the Operating
Partnership, our Operating Partnership will pay the Adviser, for Class S units, Class D units and Class I units, a management fee equal to 1.25% of the NAV per annum payable monthly, and for Class F-S units, Class F-D units, Class F-
I units, Class D-S units and Class E units, a management fee equal to 1.00% of NAV per annum payable monthly, in each case attributable to such Operating Partnership units not held by us. However, the management fee paid to the Adviser in respect of any Class F-S units, Class F-D units, Class F-I units, Class D-S units and Class E units that were issued to parties other than us during the Initial Share Offering Period (including any such Operating Partnership units issued pursuant to our distribution reinvestment plan during the Initial Share Offering Period and any Class B units or Class C units that were converted into Class F-I units or Class D-S units) (collectively, the “Waiver Eligible Units”) will be waived for six months by the Adviser (measured, in respect of each such unitholder and such unitholder’s Waiver Eligible Units, regardless of whether any such Operating Partnership units were issued on different days, from the day on which such unitholder was first issued any such Operating Partnership units for cash (and not, for the avoidance of doubt, from the day on which any such Operating Partnership units may have been (x) issued pursuant to our distribution reinvestment plan, (y) received in connection with a conversion or exchange of other Operating Partnership units or shares or (z) later acquired); such date in respect of any unitholder, the “OP Unit Issuance Date”). In addition, the management fee paid to the Adviser in respect of any Class E units will be waived by the Adviser for so long as we qualify as a Publicly Offered REIT.
Similar to the calculation of the management fee payable to the Adviser with respect to our shares, any management fee payable to the Adviser with respect to each class of our Operating Partnership units shall be calculated on a class-by-class basis, based on the NAV of each applicable class of units.
Further, the Operating Partnership has issued Operating Partnership units, with respect to which no management fee will be paid to the Adviser, to current or former Fortress affiliates, or current or former employees, officers or directors of any Fortress affiliate (or family and estate planning vehicles of, and foundations and other charitable organizations established or sponsored by, any of them).
In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, ongoing servicing fees or distributions payable on our shares. Our NAV per share for each class is calculated by EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC (“Eisner”), a third-party firm that provides us with certain administrative and accounting services, and such calculation is reviewed and confirmed by the

Adviser. As part of Eisner’s calculations, Eisner will use inputs provided by the Adviser, including valuation conclusions that have been reviewed by Empire Valuation Consultants, LLC (“Empire”), our independent valuation advisor. However, the Adviser is ultimately and solely responsible for determining our NAV and overseeing the process relating to Eisner’s calculation of our NAV. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities—Calculation and Valuation of Net Asset Value” for more information regarding the calculation of our NAV per share of each class.
All or a portion of the management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class A units of our Operating Partnership. The Adviser generally expects to elect to receive Class E shares or Class A units of the
Operating Partnership primarily for the Company’s cash management purposes and alignment of interest, but intends to have its shares or units repurchased from time to time. Any repurchase requests by the Adviser will be consistent with the
Adviser’s fiduciary duties to us and our shareholders. Our Class E shares and Class A units of our Operating Partnership obtained by the Adviser will not be subject to the repurchase limits of our share repurchase plan or any early repurchase deduction, whereby certain classes of our shares (i.e., Class S shares, Class D shares, Class I shares, Class F-S shares, Class
F-D shares, Class F-I shares and Class E shares) that have not been outstanding for at least one year are repurchased at 98%
of the transaction price.
In addition, the Company and the Operating Partnership may, from time to time, offer different classes of shares or Operating Partnership units which feature a higher or lower management fee or performance participation allocation, as applicable.
Performance Allocation
So long as the Management Agreement has not been terminated (including by means of non-renewal), the Special
Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from (i) Class S units, Class D units and Class I units of the Operating Partnership equal to 12.5% of the Total
Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined below), and
(ii) the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership equal to 10% of the
Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up. Total Return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. However, the performance participation interest to the Special Limited Partner in respect of any Waiver Eligible Units will be waived for six months by the Special Limited Partner (measured, in respect of each limited partner and such limited partner’s Waiver
Eligible Units, from the applicable OP Unit Issuance Date and, in respect of any Waiver Eligible Units held by us, either directly or through the general partner of the Operating Partnership, in a manner consistent with the calculation of the six month period that is applicable to the corresponding Waiver Eligible Shares that are attributable to such Waiver Eligible
Units). In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of the
Operating Partnership will be waived by the Special Limited Partner so long as we qualify as a Publicly Offered REIT.
Such allocation will be measured on a calendar year basis, made annually and accrued monthly. The Special Limited
Partner will not hold a performance participation interest with respect to Class A units or Class D-S units of the Operating
Partnership.
Specifically, the Special Limited Partner in the aggregate will be allocated a performance participation in an amount equal to:
•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and
(ii) the Loss Carryforward Amount (as defined herein) (any such excess, “Excess Profits”), 100% of such Excess
Profits until the total amount allocated to the Special Limited Partner equals 12.5% (in the case of the Class S units, Class D units and Class I units of the Operating Partnership) or 10% (in the case of the Class F-S units,
Class F-D units, Class F-I units and Class E units of the Operating Partnership), as applicable, of the sum of (x)
the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% (in the case of the Class S units, Class D units and
Class I units of the Operating Partnership) or 10% (in the case of the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership), as applicable, of such remaining Excess Profits. “Total
Return” for any period since the end of the prior calendar year shall equal the sum of:

•all distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year plus
•the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x)
changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any accrual to the performance participation interest and (z) applicable ongoing servicing fee expenses (including any payments made to us for payment of such expenses).
For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the
NAV of units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such units. The performance participation interest allocated to the Special Limited Partner shall be in respect of Class S units,
Class D units, Class I units, Class F-S units, Class F-D units, Class F-I units and Class E units (provided, that the Special
Limited Partner will waive the performance participation interest with respect to Class E units for so long as the Company qualifies as a Publicly Offered REIT) units only and not, for the avoidance of doubt, Class A units or Class D-S units.
“Hurdle Amount” for any period during a calendar year means that amount that results in a 5% annualized internal rate of return on the NAV of the Operating Partnership units outstanding at the beginning of the then-current calendar year and all Operating Partnership units issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Operating
Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the
Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any accrual to the performance participation interest and applicable ongoing servicing fee expenses; provided that the calculation of the Hurdle Amount for any period will exclude any Operating Partnership units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.
Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the
Hurdle Amount will not be carried forward to subsequent periods.
“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided that the Loss Carryforward
Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss
Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation. This is referred to as a “High
Water Mark.”
The Special Limited Partner will also be allocated a performance participation with respect to all applicable
Operating Partnership units that are repurchased at the end of any month (in connection with repurchases of our shares in our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.
Distributions on the performance participation interest may be payable in cash, Class E shares or Class A units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Operating
Partnership units, the Special Limited Partner may request the Operating Partnership to repurchase such Operating
Partnership units from the Special Limited Partner at a later date. The Operating Partnership will repurchase any such Class
A units for Class E shares or cash (at the Special Limited Partner’s elections) unless our board of trustees determines that any such repurchase for cash would be prohibited by applicable law or the Operating Partnership Agreement, in which case such Class A units will be repurchased for Class E shares. Any such repurchase request will not be subject to the Early
Repurchase Deduction or similar repurchase limits that exist under our share repurchase plan or any Mandatory Holding
Period (as defined under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities —Share Repurchase Plan”).
The NAV of the Operating Partnership calculated on the last trading day of a calendar year shall be the amount against which changes in NAV is measured during the subsequent calendar year. In our first calendar year of operations, the performance participation will be prorated for the portion of the calendar year.

The measurement of the foregoing net assets change is also subject to adjustment by our board of trustees to account for any unit dividend, unit split, recapitalization or any other similar change in the Operating Partnership’s capital structure or any distributions made after the commencement of our private offering that the board of trustees deems to be a return of capital (if such changes are not already reflected in the Operating Partnership’s net assets).
The Special Limited Partner will not be obligated to return any portion of performance participation paid based on our subsequent performance.
Except with respect to Class A units, changes in our Operating Partnership’s NAV per unit of each class will generally correspond to changes in our NAV per share of the corresponding class of our common shares. Distributions with respect to the performance participation interest are calculated from the Operating Partnership’s Total Return over a calendar year. As a result, the Special Limited Partner may be entitled to receive payments under the performance participation for a given year even if some of our shareholders who purchased shares during such year experienced a decline in NAV per share. Similarly, shareholders whose shares are repurchased during a given year may have their shares repurchased at a lower NAV per share as a result of an accrual for the estimated performance participation at such time, even if no performance participation allocation for such year is ultimately payable to the Special Limited Partner at the end of such calendar year.
In the event the Management Agreement is terminated, the Special Limited Partner will be allocated any accrued performance participation with respect to all Operating Partnership units as of the date of such termination.
The following tables summarize performance allocation and management fee accrued during the year ended
December 31, 2024.

Year ended December 31, 2024
Performance participation allocation	$1,874
Management fee	3,557
Total	$5,431
Organization and Offering Expense Reimbursement
The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding the ongoing servicing fees) through November
1, 2024, the first anniversary of the date on which we broke escrow for our private offering. We reimburse the Adviser for all such advanced expenses ratably over the 60 months following the first anniversary of the date on which we broke escrow for our private offering, which occurred on November 1, 2023. After November 1, 2024, we reimburse the Adviser for any organization and offering expenses associated with our private offering that it incurs on our behalf as and when incurred. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash, Class E shares or Class A units of our Operating Partnership. To the extent that the Adviser elects to receive any portion of these reimbursements in Class E shares or Class A units of our Operating Partnership, we may repurchase such Class E shares or
Class A units of our Operating Partnership from the Adviser at a later date and such repurchases of Class E shares or Class
A units of our Operating Partnership will not be subject to the repurchase limits of our share repurchase plan or any Early
Repurchase Deduction.
Administration Agreement
The Adviser serves as our administrator. Pursuant to the Administration Agreement, the Adviser will perform, or oversee the performance of, administrative services necessary for our continued operation, which will include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC (as applicable), and managing the payment of expenses and the performance of administrative and professional services rendered by others. We believe the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Administration Agreement.

We will reimburse our Adviser for services performed for us pursuant to the terms of the Administration
Agreement, which will include certain costs and expenses, and for certain organization costs incurred prior to the commencement of our operations, and for certain offering costs. In addition, we will reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to certain individuals who devote time to our business and affairs and act on our behalf, in each case, based on the applicable percentage of time such individual allocated, on an estimated basis, to our operations. The Adviser may elect to receive all or a portion of any such reimbursements in the form of cash, Class E shares of the Company or Class A units of our Operating Partnership. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the
Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party. To the extent that the Adviser outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without profit to the Adviser.
Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the board of trustees and a majority of the independent trustees. We or the Adviser may terminate the
Administration Agreement, without payment of any penalty, upon 60 days’ written notice. Our decision to terminate the agreement may be made by a majority of the board of trustees.
The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, shareholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.
Management of Our Operating Partnership
We will hold substantially all of our assets in the Operating Partnership or in subsidiary entities in which the
Operating Partnership owns an interest. For purposes of determining our compliance with the asset and gross income tests for qualification as a REIT for U.S. federal income tax purposes, our proportionate share of the assets and income of the
Operating Partnership will be deemed to be our assets and income.
FNLR GP LLC, a Delaware limited liability company and our wholly-owned subsidiary, is the sole general partner of the Operating Partnership. The limited partnership interests in the Operating Partnership are held by the Special
Limited Partner and may be held by controlled subsidiaries of Fortress, current or former affiliates of the Adviser, current or former employees, officers or directors of Fortress or its affiliates (including eligible family members), and certain investors who have exchanged property, cash or other assets for limited partnership units.
As the sole general partner of the Operating Partnership, FNLR GP LLC has the exclusive power to manage and conduct the business of the Operating Partnership. A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. No limited partner of the Operating
Partnership may transact business for the Operating Partnership, or participate in management activities or decisions, except as provided in the Operating Partnership Agreement and as required by applicable law. FNLR GP LLC may not be removed as general partner by the limited partners. FNLR GP LLC will at all times have oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to the
Operating Partnership. Pursuant to the Management Agreement, we, as sole member of the general partner, have delegated to the Adviser authority to make decisions related to the management of our and the Operating Partnership’s assets, including sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.
The Special Limited Partner has expressly acknowledged, and any future limited partners of the Operating
Partnership will expressly acknowledge, that we, as the sole member of FNLR GP LLC, as the general partner of the
Operating Partnership, are acting on behalf of the Operating Partnership, ourselves and our shareholders, collectively.
Neither we nor our board of trustees is under any obligation to give priority to the separate interests of the limited partners of the Operating Partnership or our shareholders in deciding whether to cause the Operating Partnership to take or decline to take any actions. If there is a conflict between the interests of our shareholders on the one hand and the Operating
Partnership’s limited partners on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our shareholders or the Operating Partnership’s limited partners; provided, however, that for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the Operating Partnership’s limited partners may be resolved in favor of our shareholders. We are not liable under the Operating Partnership Agreement to the Operating Partnership or to any of its limited partners for monetary damages for losses sustained, liabilities incurred or benefits not derived by such limited partners in connection with such decisions; provided that we have acted in good faith.
The Operating Partnership Agreement generally requires that the Operating Partnership be operated in a manner that will enable us to (1) satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes, unless we have determined not to so qualify in accordance with our Declaration of Trust, and (2) to avoid any income or excise tax liability imposed by the Code or analogous provisions of state law.
Capital Contributions
We intend to contribute net offering proceeds after payment of fees and expenses attributable to our offering and operations, to the Operating Partnership as capital contributions. However, we will be deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and the Operating Partnership will be deemed to have simultaneously paid the fees, commissions and other costs associated with our private offering and our operations.
If the Operating Partnership requires additional funds at any time in excess of capital contributions made by us, the Operating Partnership may borrow funds from a financial institution or other lenders or we or any of our affiliates may provide such additional funds through loans, purchase of additional partnership interests or otherwise (which we or such affiliates will have the option, but not the obligation, of providing). In addition, the Operating Partnership may admit additional limited partners whose investments may be subject to a different management fee and repurchase limitations if our board of trustees concludes in good faith that such admittance is in our best interest.
Operating Partnership Units Generally
Operating Partnership units represent an interest as a limited partner in the Operating Partnership. The Operating
Partnership may issue additional Operating Partnership units and classes of Operating Partnership units with rights different from, and superior to, those of Operating Partnership units of any class, without the consent of the limited partners or our shareholders. Additionally, the Operating Partnership may issue Operating Partnership units to others that will be subject to a higher or lower Special Limited Partner participation interest or no participation interest. Further, the Operating
Partnership expects to issue Operating Partnership units, which the Special Limited Partner will not be entitled to a participation interest, to current or former affiliates of the Adviser or current or former employees, officers or directors of
Fortress or its affiliates. Holders of Operating Partnership units do not have any preemptive rights with respect to the issuance of additional units.
Limited partners of any class do not have the right to participate in the management of the Operating Partnership.
Limited partners of any class who do not participate in the management of the Operating Partnership, by virtue of their status as limited partners, generally are not liable for the debts and liabilities of the Operating Partnership beyond the amount of their capital contributions. The voting rights of the limited partners of any class are generally limited to approval of specific types of amendments to the Operating Partnership Agreement.
Operating Partnership units, other than the Special Limited Partner interest and general partner interest, are currently divided into nine classes of units: (a) Class S units, (b) Class D units, (c) Class I units, (d) Class F-S units, (e)
Class F-D units, (f) Class F-I units, (g) Class D-S units, (h) Class E units and (i) Class A units.
Description of Units
In general, the Class S units, Class D units, Class I units, Class F-S units, Class F-D units, Class F-I units, Class
D-S units and Class E units are intended to correspond on a one-for-one basis with our Class S shares, Class D shares,
Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares, respectively.
When we receive proceeds from the sale of common shares, we will contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold.

In general, the units will share in distributions from the Operating Partnership when such distributions are declared by us, as sole member of the general partner, which decision will be made in our sole discretion. In the case of a conversion of Operating Partnership units for our shares, such Operating Partnership units shall convert to the corresponding share class of the Company. Class A units shall convert to Class E shares of the Company. Upon the
Operating Partnership’s liquidation, Class S units, Class D units, Class F-S units, Class F-D units, Class D-S units, Class E units, and Class A units will automatically convert to Class I units or Class F-I units, as applicable, in each case in proportion to the NAV per unit of each class, and the resulting Class I units and Class F-I units will share on a unit-by-unit basis in the assets of the Operating Partnership that are available for distribution, after payment of all liabilities, establishment of reserves and after payment of any preferred return owed to holders of any Operating Partnership preferred units and payment of the portion distributable to the holder of the Special Limited Partner interest. In addition, a portion of the items of income, gain, loss and deduction of the Operating Partnership for U.S. federal income tax purposes will be allocated to each Operating Partnership unit, regardless of whether any distributions are made by the Operating Partnership.
For each unit, investors generally will be required to contribute money or property, with a net equity value determined by the general partner. Holders of Operating Partnership units will not be obligated to make additional capital contributions to the Operating Partnership. Further, these holders will not have the right to make additional capital contributions to the Operating Partnership or to purchase additional Operating Partnership units without our consent as sole member of the general partner.
Each class of units, other than the Class A units, may be subject to a management fee as described under “—
Compensation of the Adviser and Expense Reimbursement—Management Fee” and each class of units, other than the
Class A units and Class D-S units, may be subject to a performance participation allocation as described under “—
Compensation of the Adviser and Expense Reimbursement—Performance Allocation.”
The Adviser may elect to receive its management fee in cash, Class E shares or Class A units of the Operating
Partnership, and distributions on the Special Limited Partner’s performance participation allocation may be payable in cash, Class E shares or Class A units at the election of the Special Limited Partner. See “—Special Limited Partner
Interest” below.
Operating Partnership unitholders (other than us, the Adviser or the Special Limited Partner) after owning one or more Operating Partnership units for one year, generally may, subject to certain restrictions, exchange such Operating
Partnership units for a corresponding number of our common shares; provided, that Class D-S units that have not been outstanding for at least two years may not be exchanged or redeemed. Furthermore, the general partner of the Operating
Partnership, in its discretion, and at any time, shall have the right to convert all or any portion of any class of a unitholder’s
Operating Partnership units into the corresponding class of our shares. However, if a corresponding class of our shares does not exist for an Operating Partnership unit, such Operating Partnership units shall convert to a class of our shares as determined by us as sole member of the general partner in our discretion so long as the economic terms applicable to such class of our shares are not materially less favorable than the economic terms of the applicable class of Operating
Partnership units; provided, that Class A units may be converted to Class E shares.
The Adviser and the Special Limited Partner may exchange Class A units for a corresponding number of Class E shares at any time. The Adviser and the Special Limited Partner will have the option of exchanging Class E shares for an equivalent aggregate NAV amount of any other respective class of shares.
Special Limited Partner Interest
The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from (i) the Class S units, Class D units and Class I units of the Operating Partnership equal to
12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up, and (ii) the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership equal to 10% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up. However, the performance participation interest to the Special Limited Partner in respect of any Waiver Eligible Units will be waived for six months by the Special Limited
Partner (measured, in respect of each limited partner and such limited partner’s Waiver Eligible Units, from the applicable
OP Unit Issuance Date, and, in respect of any Waiver Eligible Units held by us, either directly or through the general partner of the Operating Partnership, in a manner consistent with the calculation of the six month period that is applicable to the corresponding Waiver Eligible Shares that are attributable to such Waiver Eligible Units). In addition, the performance participation interest to the Special Limited Partner with respect to Class E units will be waived by the Special
Limited Partner for so long as we qualify as a Publicly Offered REIT. Such allocation will be measured on a calendar year basis, made annually and accrued monthly. The Special Limited Partner will not hold a performance participation interest with respect to Class A units or Class D-S units of the Operating Partnership. Distributions on the Special Limited
Partner’s performance participation allocation may be payable in cash, Class E shares or Class A units at the election of the
Special Limited Partner. See “—Compensation of the Adviser and Expense Reimbursement—Performance Allocation” for
more information.
Issuance of Additional Limited Partnership Interests
As sole manager of the sole general partner of the Operating Partnership, we will have the ability to cause the
Operating Partnership to issue additional limited partnership interests (including Operating Partnership units), preferred partnership interests or convertible securities. We have issued Operating Partnership units, and may issue more in the future.
Our Operating Partnership allows us to be organized as an UPREIT. A sale of property directly to a REIT is generally a taxable transaction to the selling property owner. In an UPREIT structure, a seller of appreciated property who desires to defer taxable gain on the transfer of such property may, subject to meeting applicable tax requirements, transfer the property to the Operating Partnership in exchange for limited partnership interests (including Operating Partnership units) on a tax-deferred basis. Being able to offer a seller the opportunity to defer taxation of gain until the seller disposes of its interest in the Operating Partnership may give us a competitive advantage in acquiring desired properties relative to buyers who cannot offer this opportunity.
In addition, investing in the Operating Partnership, rather than in our common shares, may be more attractive to certain institutional or other investors due to their business or tax structure.
Transferability of Interests
Without the consent of a majority in interest of the limited partners of the Operating Partnership, other than any interests held by us, we may not voluntarily cause FNLR GP LLC to withdraw as the general partner of the Operating
Partnership or withdraw as the sole member of FNLR GP LLC, engage in any merger, consolidation or other business combination or transfer our general partnership interest in the Operating Partnership (except to a wholly owned subsidiary), unless: (1) the transaction in which such withdrawal, business combination or transfer results in the limited partners of the
Operating Partnership receiving or having the right to receive an amount of cash, securities or other property equal in value to the amount they would have received if they had exercised their exchange rights immediately prior to such transaction or
(2) in the case of a merger or other business combination, the successor entity contributes substantially all of its assets to the Operating Partnership in return for an interest in the Operating Partnership and agrees to assume all obligations of the general partner of the Operating Partnership.
With certain exceptions, the limited partners may not transfer their interests in the Operating Partnership, in whole or in part, without our written consent, as sole member of the general partner.
Exculpation
We, as sole member of the general partner, will not be liable to the Operating Partnership or limited partners for errors in judgment or other acts or omissions not amounting to Disabling Conduct (as defined in the Management
Agreement) with regard to the Operating Partnership Agreement since a provision has been made in the Operating
Partnership Agreement for exculpation of the general partner. Therefore, purchasers of interests in the Operating
Partnership have a more limited right of action than they would have absent the limitation in the Operating Partnership
Agreement.
Indemnification
The Operating Partnership Agreement provides for the indemnification of us, as general partner, by the Operating
Partnership for liabilities we incur in dealings with third parties on behalf of the Operating Partnership. To the extent that the indemnification provisions purport to include indemnification of liabilities arising under the Securities Act, in the opinion of the SEC, such indemnification is contrary to public policy and therefore unenforceable.

Tax Matters
FNLR GP LLC, as the sole general partner of the Operating Partnership, is the Operating Partnership’s partnership representative and has the authority to make tax elections under the Code on the Operating Partnership’s behalf.
Term
The Company has been established, and is expected to continue, for an indefinite period of time. As part of the
Company’s indefinite term structure, investors may request the repurchase of their shares on a monthly basis (as further discussed below).
Governmental Regulations
As an owner of real estate, our operations are subject, in certain instances, to supervision and regulation by U.S.
and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (iii) state and local laws relating to real property; and (iv)
federal, state and local environmental laws, ordinances, and regulations.
Compliance with the federal, state and local laws described above has not had a material adverse effect on our business, assets, results of operations, financial condition and ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Investment Company Act Considerations
We engage primarily in the business of investing in real estate and conduct our operations, directly and through wholly or majority-owned subsidiaries, so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. A company is an “investment company” under the Investment
Company Act:
•under Section 3(a)(1)(A), if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•under Section 3(a)(1)(C), if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding
40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except U.S.
government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section
3(c)(7) of the Investment Company Act.
We acquire real estate and real estate-related assets (whether in the form of debt or equity) directly, primarily by acquiring fee interests in real property. We also will invest in real property indirectly through investments in joint venture entities, including joint venture entities in which we do not own a controlling interest and joint venture entities in which affiliated accounts may invest. We will conduct our businesses primarily through the Operating Partnership, a majority-
owned subsidiary, and expect to establish other direct or indirect majority-owned subsidiaries to hold particular assets.
We conduct our operations so that we and most, if not all, of our wholly and majority-owned subsidiaries will comply with the 40% test. We continuously monitor our holdings on an ongoing basis to determine compliance with this test. We expect that most, if not all, of our wholly owned and majority-owned subsidiaries will not be relying on exemptions under either Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute a substantial majority of our assets) generally will not constitute “investment securities.” Accordingly, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.
In addition, we believe that neither we nor any of our wholly- or majority-owned subsidiaries are considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because they do not engage primarily or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and our wholly- and majority-owned subsidiaries are primarily engaged in non-investment company businesses related to real estate. Consequently, we conduct our and our wholly- and majority-owned subsidiaries’ respective operations such that none of them are required to register as an investment company under Section 3(a)(1)(A) of the Investment Company Act.
The Company therefore is not subject to the obligations of a registered investment company and investors in the Company will not receive the protections afforded by the Investment Company Act to investors in a registered investment company.
The Company is not registered as an investment company under the Investment Company Act in reliance upon one or more exclusions or exemptions therefrom, including, but not limited to, Section 3(c)(5)(C) of the Investment
Company Act. The SEC and its staff have taken the position that this exemption generally requires that at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying assets,”
and at least another 25% of the entity’s assets must be comprised of additional qualifying assets or a broader category of assets that we refer to as “real estate-related assets” under the Investment Company Act (and no more than 20% of the entity’s assets may be comprised of miscellaneous assets).
We classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by, and the interpretive guidance provided by, the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the
Investment Company Act.
For purposes of determining whether we satisfy the 55%/25% test noted above, based on certain no-action letters issued by the SEC and its staff, we classify our fee interests in real property, held by us directly or through our wholly-
owned or majority-owned subsidiaries, as qualifying assets. In addition, based on no-action letters issued by the SEC and its staff, we treat our investments in any joint ventures that, in turn, invest in qualifying assets such as real property, as qualifying assets, but only if we are active in the management and operation of the joint venture and have the right to approve major decisions by the joint venture; otherwise, they will be classified as real estate-related assets. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Fortress Managed Accounts. We expect that no less than 55% of our assets will consist of investments in real property, including any joint ventures that we control or in which we share control.
Qualifying for an exemption from registration under the Investment Company Act limits our ability to make certain investments. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent.
Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain this exemption from registration. A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the Section 3(c)(5)(C)
exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our shareholders.

Foreign Ownership
Given that Fortress and the Company qualify as “foreign persons” for purposes of the Committee on Foreign
Investment in the United States or any member agency thereof acting in its capacity as such (“CFIUS”) under the Defense
Production Act of 1950 (as amended, including all implementing regulations thereof, the “DPA” (and, together with
CFIUS laws, rules, regulations, directives and special measures, and any applicable agreements thereunder, the “CFIUS
Regulations”)), certain investments made by the Company may be subject to review under CFIUS Regulations.
The Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S.
businesses or disposing of certain investments in U.S. businesses based on national security concerns. If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held.
It is expected that investors that are “Foreign Persons” (as defined under CFIUS Regulations) (including Foreign
Persons that are Fortress Affiliates (including, for this purpose, members of the Fortress Owner Group)) will be restricted from (among other things) accessing, or having governance rights that allow influence over the safekeeping or release of, personally identifiable information (PII), protected health information (PHI) or other similar information in respect of the
Company’s investments in the possession of Fortress (or otherwise), or from controlling the Company’s investments, in each case, as determined by Fortress in its discretion and in a manner consistent with its obligations under the letter and spirit of the CFIUS Regulations.
The Adviser and our board of trustees will be authorized, without the consent of any person, including any shareholder, to take such action as it reasonably determines to be necessary or advisable to comply with or reduce risk arising under the CFIUS Regulations.
Additionally, other countries have implemented (or are in the process of implementing) similar “foreign ownership” regulations that may require governmental approval prior to an investment by the Company, limit the amount of investment by the Company in a particular company, asset or sector or restrict investment by the Company to a specific class of securities of a company that have less advantageous terms than the classes available for purchase by nationals.
Certain countries may also require Fortress or the Adviser to obtain additional information from its shareholders or investors in connection with a particular investment. If such information is not obtained or provided, the Company may not be able to complete an investment, may be required to dispose of an investment or may be subject to other adverse consequences as a result.
Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects, and there can be no assurance that Fortress will be able to (i) obtain all regulatory approvals or agreements with CFIUS that may be required by or warranted pursuant to CFIUS Regulations or otherwise that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals or agreements with CFIUS, or (iii) maintain required regulatory approvals or agreements with CFIUS.
Regulatory impacts on the Company or a delay in obtaining or failure to obtain any regulatory approvals required by the
CFIUS Regulations or otherwise, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could result in an adverse effect on the Company and require attention and resources of Fortress and its executive officers that might otherwise be devoted to the Company.
U.S. Foreign Corrupt Practices Act
Fortress and the Company intend to comply with the Foreign Corrupt Practices Act of 1977, as amended, and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject.
As a result, the Company may decline to participate in transactions that present undue risk under such laws or regulations.

Competition
We face competition from various entities for investment opportunities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Fortress’s prevailing policies and procedures.
In the face of this competition, our Adviser has access to Fortress’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us source, evaluate and compete for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
Emerging Growth Company
We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of
2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Section
12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.
Human Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the
Management Agreement and Declaration of Trust.
The Private Offering
Subscriptions to purchase our shares may be made on an ongoing basis, but investors may only purchase our shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager). A subscription order may be canceled at any time before the time it has been accepted.
The purchase price per share of any class of shares will be equal to the then-current transaction price of such class of shares, which will generally be our prior month’s NAV per share of the applicable class of shares as of the last calendar day of such month. Our NAV may vary significantly from one month to the next. We may offer shares of any class at a price that we believe reflects the NAV per share of the applicable class of shares more appropriately than the prior month’s
NAV per share of the applicable class, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share of such class of shares since the end of the prior month. In contrast to securities traded on an exchange or over-the-counter, where the price often fluctuates as a result of, among other things, the supply and demand of securities in the trading market, our NAV will be calculated once monthly using our valuation methodology, and the price at which we sell new shares of any class and repurchase outstanding shares of any class will not change depending on the level of demand by investors or the volume of requests for repurchases.
Generally, within 15 calendar days after the last calendar day of each month, we will determine our NAV per share for each share class as of the last calendar day of the prior month, which will generally be the transaction price for the then-current month for such share class. However, in certain circumstances, the transaction price will not be made available until a later time.
As of December 31, 2024, we issued and sold 80,940,626 common shares in the private offering to accredited investors (consisting of 2,988,246 Class F-S shares, 40,462,955 Class F-I shares, 35,612,899 Class D-S shares, 1,347,151
Class D-X shares and 529,375 Class E shares).
Subsequent to December 31, 2024, we issued and sold 16,492,965 common shares in the private offering to accredited investors (consisting of 1,939,135 Class I shares, 3,608,255 Class F-S shares, 10,770,366 Class F-I shares,
170,436 Class D-S shares and 4,772 Class E shares).
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with Fortress and its affiliates, including the
Adviser. See “Part I. Item 1A—Risk Factors—Risks Related to Our Relationship with Fortress, Our Adviser and the
Management Agreement” and “Part III. Item 13—Certain Relationships and Related Transactions, and Director
Independence.”
Available Information
Investors may obtain copies of our filings with the SEC, free of charge, from the website maintained by the SEC at www.sec.gov. In addition, from time to time, we may use our website (https://pws.fortress.com/repurchase-offers-fnlr)
as a distribution channel for company information. Accordingly, investors should monitor this channel, in addition to following our SEC filings. Our filings with the SEC, however, are the primary source for current, material information about us. We are providing our website address solely for the information of investors. The information on our website, however, is not incorporated by reference in or otherwise part of this Annual Report.

ITEM 1A.RISK FACTORS
You should specifically consider the following material risks in addition to the other information contained in this
Annual Report. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.
Risks Related to Our Business and Operations
We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
Factors beyond our control can affect the performance and value of our properties and may cause the performance and value of our properties to decline. Our core business is to invest in net leased assets, primarily to single tenants, either individually or as a portfolio. The investments may include a combination of land, building and/or leasehold interests, primarily in the United States. However, we may invest in other jurisdictions as our Adviser deems appropriate. We will seek to invest in any and all commercial property types, including retail, office, industrial and any other specialized use assets. These investments could be originated as part of a sale-leaseback transaction directly with tenants, through a “build-
to-suit” property transaction with prospective tenants (in which we develop assets to suit the needs of prospective tenants that are either net-leased at the start of construction or net-leased shortly after completion of construction) and/or by purchasing the assets with leases already in place.
Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:
•inability to collect rents from tenants due to financial hardship, including bankruptcy or insolvency;
•changes in local real estate conditions in the markets where our properties are located, including real estate taxes and the availability and demand for the properties we own;
•changes in trends and preferences among consumers and tenants that affect the demand for products and services offered by our tenants or reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;
•adverse changes in the general economic climate or in international, national, regional and local economic conditions;
•inability to renew leases, lease vacant space or re-let space upon expiration or termination of existing leases thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations;
•environmental risks, including the presence of hazardous or toxic substances on our properties;
•environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established;
•the subjectivity of real estate valuations and decreases in such valuations over time;
•illiquidity of real estate investments, which may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions;
•changes in operating costs and expenses or energy, labor and supply shortages;
•changes in governmental laws and regulations, zoning or other local regulatory restrictions, fiscal policies or other factors pertaining to local government institutions and the related costs of compliance which inhibit interest in the markets in which our properties are located;
•negative changes in interest rates and the availability of financing;

•significant liquidated damages, loss of deposits or other financial or governance penalties if we fail to consummate transactions or fail to fund capital commitments contemplated by any agreements we make;
•successor liability for investments in existing entities (e.g., buying out a distressed partner or acquiring an interest in an entity that owns a real property);
•competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;
•acts of God, including natural disasters (such as hurricanes, flooding, wildfires, volcanic eruptions and earthquakes) and public health crises, which may result in uninsured losses; and
•strikes, riots, social or civil unrest, or acts of war (declared and undeclared) or terrorism, including consequences of such activities.
We have limited opportunities to increase rents under our long-term leases with tenants, which could impede our growth and materially and adversely affect us.
We typically lease our properties pursuant to long-term net leases that often have renewal options. Substantially all of our leases provide for annual rent escalations, but these built-in increases may be less than what we otherwise could achieve in the market.
Long-term net leases generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property (while holding the original tenant liable unless we agree to swap with an equal or higher tenant), and to make alterations in the leased premises and, in limited circumstances, to terminate the lease prior to its expiration under specified circumstances. Furthermore, long-term net leases have an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years.
If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. As a result, income to and distributions from us could be lower than they would otherwise be if we did not engage in long-term net leases. See “—We may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.”
If we are unable to raise substantial additional funds, we will be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
Our private offering is being made on a “best efforts” basis, meaning that the Dealer Manager and participating broker-dealers are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our private offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio will increase unless and until we raise sufficient proceeds to diversify the portfolio. Further, we expect to have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in our private offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to you.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares in our private offering or any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
The business of identifying, structuring and completing real estate and real estate-related transactions is highly competitive and involves a high degree of uncertainty. In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Adviser the management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
In addition, the targeted nature of our investment strategy means that significant amounts of our capital may be committed to a single investment or group of related investments. Accordingly, we may be obligated to devote future capital raised in our private offering to such committed investments and unable to pursue other potential investment opportunities at ideal times, if at all.
Following our initial investment in any investment, we are permitted to invest additional funds in such investment or could have the opportunity to increase our investment in such investment by investing in additional real estate assets related thereto (whether for opportunistic reasons, to fund the needs of the investment, as an equity cure under applicable debt documents or for other reasons). There can be no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such follow-on investments (including an event of default under applicable debt documents in the event an equity cure cannot be made). Any decision by us not to make follow on investments or our inability to make such investments could have a substantial adverse effect on a particular real estate asset in need of such an investment.
If we are unable to successfully integrate new investments and manage our growth, our results of operations and financial condition may suffer.
We have in the past and may in the future significantly increase the size and/or change the types of investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on our Adviser’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.
Adverse economic conditions, including the resulting effect on consumer spending, could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where our properties are concentrated. A recession, slowdown and/or sustained downturn in the U.S. real estate market and the markets in which our tenants operate would have a pronounced impact on us, the value of our assets and our profitability. Reduction in consumer or corporate spending could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to lease properties. When individuals and companies purchase and produce fewer goods, our tenants have less demand for our properties. We could also be materially and adversely affected by any overall weakening of, or disruptions in, the financial markets. Specific risks related to adverse economic conditions, among others, may include:
•increased re-leasing exposure, which may require tenant concessions or reduced rental rates, or the inability to capture increased rental rates upon the expiration of below-market leases;
•increased levels of tenant defaults under, or non-renewals of, leases; and

•volatility and uncertainty in equity and credit markets or reduced access to credit that may restrict our ability to access additional financing for our capital needs, including expansion, acquisition activities, refinancing and other purposes, on favorable terms or at all.
The length and severity of any economic slowdown or downturn cannot be predicted. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy  rates and delays in re-leasing vacant space. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
The current worldwide financial markets situation, as well as various social and political tensions in the United
States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the conflict between Russia and
Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, other government actions, including sanctions, export controls, tariffs and trade wars (including with respect to Canada, Mexico, China, Iran or otherwise), could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Since the inauguration of U.S. President Donald Trump in January 2025, the U.S. Government has
announced tariff actions against certain imported goods, and has issued an “America First Trade Policy” memorandum that could lead to additional tariff and trade measures. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials, it could have a material adverse impact on our business, financial condition, and results of operations. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products.
Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.
In addition, the current regulatory environment in the United States and in other countries may be impacted by future legislative developments. Any significant changes under the Trump administration in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.
The valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in.
Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity, reduced price transparency and less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. If we fail to identify or adequately evaluate potential risks or changes, we may invest at a valuation that is not commensurate with the risk profile of a particular investment or where we would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that we will accurately identify all potential considerations that may adversely affect the performance of any one or more of our investments or investment strategies.
Adverse economic conditions and other events or occurrences that negatively affect the general economy in the United
States or in markets in which our properties are geographically concentrated may materially and adversely affect our results of operations.

Our operating performance may be impacted by the economic conditions of specific markets in which we have concentrations of properties. Our revenues from, and the value of, our properties located in geographic markets may be affected by local or regional real estate conditions (such as an oversupply of or reduced demand for properties) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of properties we have located in certain of our geographic markets, a downturn in their economies or real estate conditions or any decrease in demand for properties resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our and our tenants’ businesses.
We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own properties. For example, if commercial real estate property values decrease materially it may cause borrowers to default on their mortgages or negotiate more favorable terms and conditions on their mortgages. All of the foregoing factors may adversely affect the value of the collateral securing loans and other assets held by us and thereby lower or even eliminate any value to be derived from a restructuring or liquidation of such investments.
In addition, given that our properties and related assets are expected to primarily be located in the United States, a downturn in the United States economy, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.
Tenant and industry concentrations may make us more susceptible to adverse events than if our portfolio were more diversified.
Any adverse change in the financial condition of our tenants we have significant concentrations of now or in the future, or any downturn in the industries in which our tenants operate, or in any other industry in which we may have a significant concentration now or in the future, could adversely affect our tenants that are involved in such industries, their demand for our properties, their ability to renew or re-lease our properties at the same or increased rent, or at all, and their ability to make rental payments on properties already leased to them.
To the extent that tenants and potential tenants are adversely affected by macro or microeconomic changes, our properties may experience decreases in demand, higher default rates on leases or other payments and amounts due, or other adverse results, all of which may have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to lease vacant space or renew leases or re-lease space on favorable terms as leases expire.
We are subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing tenants at the same or increased rents, or at all, the space may not be re-leased to new tenants or the terms of renewal or re-leasing (including the cost of required renovations or concessions to tenants) may be less favorable to us than current lease terms. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge to retain tenants when our tenants’ leases expire. In addition, there may be certain tenants who have the ability to sublease properties to third parties without our consent. If a tenant subleases a property to a third party, the original tenant remains obligated under the lease. However, if one of our existing tenants subleases a property, it could increase the likelihood that a lease will not be renewed at the end of its term or that the original tenant may default under its obligations under the lease. In the event of default by a significant number of tenants, we may experience delays and incur substantial costs in enforcing our rights as landlord, and we may be unable to re-lease spaces. If rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases expire, our financial condition, results of operations and cash flows, could be materially and adversely affected.
The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-
lease the property.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital before the property is suitable for a new tenant and cause us to incur significant costs to source new tenants. In many instances, the leases we enter into or assume through acquisition are for properties that are specifically suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant.
In addition, in the event we decide to sell certain properties, we may have difficulty selling it to a party other than the tenant due to the special purpose for which any such property may have been designed or modified. This potential limitation on our ability to sell a property may limit our ability to quickly modify our portfolio in response to changes in our tenants’ business prospects, economic or other conditions, including tenant demand, which could materially and adversely affect our results of operations and financial condition.
We are subject to certain risks associated with construction and renovation of our properties.
We are permitted to acquire direct or indirect interests in underdeveloped real property (which could be non-
income producing), and properties in which we invest may require construction and/or renovation in order to meet tenant needs. To the extent that we invest in such assets, it will be subject to the risks normally associated with such assets and construction activities, including the possibility of construction cost overruns and delays due to various factors (including inclement weather, labor or material shortages, the unavailability of construction and permanent financing and timely receipt of zoning and other regulatory approvals), the availability of both construction and permanent financing on favorable terms and market or site deterioration after acquisition. Any unanticipated delays or expenses could have an adverse effect on our operations and financial condition. Properties under construction or renovation are likely to receive little or no cash flow from the date of acquisition through the date of completion of such work and would likely continue to experience operating deficits after the date of completion. In addition, market conditions could change during the course of construction that make such construction less attractive than at the time it was commenced.
Additionally, the renovation, refurbishment or expansion by us or by a tenant under a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical and disrupting subsequent leasing of the property. If such renovation is not completed in a timely manner, or if it costs more than expected, we or a borrower may experience a prolonged impairment of net operating income.
We are subject to certain risks related to build-to-suit properties including difficulties to sell or re-let upon tenant defaults or lease terminations and additional risks related to properties under development.
Certain of the properties that we expect to acquire will be designed and built for a particular use or tenant. If we own a property when the lease terminates and the tenant does not renew its occupancy under the lease, if the tenant terminates its lease, if the tenant defaults on its lease or if the tenant rejects its lease pursuant to a bankruptcy proceeding, the property might not be marketable without substantial capital improvements or rent concessions. Improvements could require the use of cash that would otherwise be distributed to investors. Attempting to sell the property without improvements may also result in a lower sales price. In the event we are forced to sell a property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the related property may have been designed.
Risks related to build-to-suit projects also include the potential for failing to meet an agreed-upon delivery schedule and cost overruns, which may among other things, cause the total project costs to exceed the original budget. In some cases, the prospective tenant will bear these risks. However, in other instances, we may be required to bear these risks, which means that we may have to advance funds to cover cost overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. The incurrence of these costs or any non-occupancy by the tenant upon completion may reduce our returns or result in losses to us.
In addition, in connection with build-to-suit programs and the acquisition of properties under development, we may enter into purchase and sale arrangements with developers of suitable properties under development or construction pursuant to which we would be obligated to purchase the property at the completion of construction. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (e.g., at the request of a tenant) or the development or build-out of vacant space. We may advance significant amounts in connection with certain development projects. As a result, we will be subject to potential development risks and construction delays and the resultant increased costs and risks which could adversely affect our results of operations and financial condition.

Certain of our investments may be in the form of ground leases, which provide limited rights to the underlying property.
We may acquire leasehold interests in respect of properties that are the subject of a ground lease, where third party owners hold the fee interest in those properties (each, a “Fee Owner”). In such cases, our interest in such a property will be subordinate to the Fee Owner’s interest in that property, and our investment in the leasehold interest will be subject not only to the potentially competing interests of the Fee Owner, but also to interests held by third parties, such as mortgages or other liens (e.g., mechanic’s liens) that encumber the Fee Owner’s fee interest and which may be superior and potentially adverse to our interests. A default by the Fee Owner under any of these competing interests and the enforcement or foreclosure of those interests by the holders thereof may also result in the termination or impairment of our leasehold interest. In addition, any bankruptcy or insolvency of the Fee Owner could potentially impair or terminate our leasehold interest. This risk is increased if the fee interest were itself subject to financing liens. In the event of the Fee Owner’s bankruptcy, there can be no assurance that a tenant will not acquiesce in a rejection or disaffirmance of the lease by the Fee
Owner or its trustee in bankruptcy, or that the Fee Owner’s bankruptcy trustee will not seek to sell the property free and clear of the lease. The occurrence of the foregoing could have an adverse effect on our results of operations and financial condition.
We are subject to certain risks associated with the management of our properties.
Property managers and tenants of net lease properties are responsible for the maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease or agreement, we may incur expenses for deferred maintenance expenditures or other liabilities once the relationship is terminated. While it is expected that our leases will generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we will endeavor to monitor, on an ongoing basis, compliance by tenants and managers with their obligations and other factors that could affect the financial performance of its properties, such monitoring may not in all circumstances ascertain or forestall deterioration in the condition of a property or the financial circumstances of a tenant. The occurrence of the foregoing could have an adverse effect on our results of operations and financial condition.
Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our results of operations and the businesses of our tenants.
Epidemics, pandemics, and other public health crises could materially and adversely affect our ability to pay distributions, and our and our tenants’ results of operations and liquidity.
The extent to which such epidemics, pandemics and other public health crises may impact our investments and operations will depend on a variety of factors, including, among others, the duration of the pandemic, information that may emerge concerning severity, and the actions taken to contain the pandemic or treat the disease, particularly in the markets in which our properties are located. As a result, the full impact of any pandemic on our business is highly uncertain and cannot be predicted with confidence. Nevertheless, any future epidemics, pandemics or public health crises could materially and adversely affect our business, financial condition, liquidity and results of operations, as well as our ability to pay distributions to our shareholders, for the reasons discussed above.
We are exposed to potential impacts of future climate change and climate change-related risks.
We are exposed to potential physical risks from possible future changes in climate. The real estate assets securing or related to our investments may be negatively affected by the exposure to environmental conditions such as droughts, famines, floods, storms, wildfires and other climate change and environmental-related events; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.
Properties occupied by a single tenant pursuant to a single lease subject us to risk of tenant default.
Our strategy focuses on owning, operating and investing in single-tenant, net leased commercial properties.
Therefore, the financial failure of, or default in payment by, a tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and possibly a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. In addition, prolonged and/or unanticipated vacancies at our properties or a tenant’s inability to fulfill its obligations under its lease may cause us to bear more direct property level operating expenses (such as property taxes, costs for repairs and replacements, and property management expenses) than anticipated and may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources.  This risk is magnified in situations where we lease multiple properties to a single tenant and the financial failure of the tenant’s business affects more than a single property. A failure or default by such a tenant could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties, which could materially and adversely affect our results of operations and financial condition.
There are risks associated with the termination or expiration of leases and tenant defaults.
Our properties are generally expected to be subject to a single tenant occupying 100% of each property. There can be no assurance that we will be able to retain tenants in any of our respective properties upon the expiration of our leases.
Upon the expiration or early termination of such leases, the availability of the entire building may have an adverse effect on our ability to achieve the lease terms and rents we might otherwise be able to achieve if space were to turn over in smaller portions, spread out over a period of time. If the space is suited to the particular needs of a former tenant, then we may have difficulty finding a new tenant for the space or may need to redevelop such space.
The success of our investments will materially depend on the financial stability of our tenants. A default by a tenant on its lease payments would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage.
The Adviser could fail to, or be unable to, discover factors that would indicate a heightened level of uncertainty with respect to particular key tenants when performing due diligence on prospective investments. An early termination of a lease by a bankrupt tenant would result in unanticipated expenses to re-let the premises. Tenant defaults thus increase the risk that we, and hence investors, could suffer a loss.
In addition, if a tenant defaults or goes bankrupt, we would likely experience delays in enforcing our rights as landlord and could incur substantial costs in protecting our investment and re-letting the property. In the event of a tenant’s bankruptcy or insolvency, we could be restricted from evicting such tenant solely because of its bankruptcy. However, a bankruptcy court could potentially authorize the tenant to terminate its leases with us. In such instances, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise would be owed under the lease. Further, any claim we have for unpaid past rent could be substantially less than the amount owed. If a lease is terminated, we could be unable to lease property for the rent previously received or sell the investment without incurring a loss. These events could limit our ability to make distributions and decrease the value of an investment in us.
We may be concentrated with exposure to a limited number of tenants. We are more likely to experience higher rates of lease default or termination in the event of a downturn in a particular industry or market than we would if the tenant base were more diversified. Our revenue from and the value of the investments in our portfolio could be affected by a number of factors, including a deterioration in the financial condition of a particular tenant and the corresponding downgrading of its credit rating. These factors could have a material adverse effect on our operating results and financial condition. Our ability to sell or lease our investments could be difficult due to economic factors beyond our control. If, due to credit default and/or vacancy, the Company is unable to obtain favorable lease terms for its properties, it could be forced to sell investments at a loss due to the repositioning expenses likely to be incurred.
There are risks associated with Master Leases, including the enforceability of certain terms in connection with tenant bankruptcy proceedings.
We expect, in certain cases, to bundle leases to multiple properties together under a single master lease (each, a
“Master Lease”). It is anticipated that such Master Lease agreements may include non-monetary cross-default provisions and require that all tenants and properties subject to the Master Lease support the rental obligations under the Master Lease on a joint and several basis. The terms of a Master Lease may also limit tenants’ rights to terminate a Master Lease with respect to individual properties. While the use of a Master Lease structure may reduce the risks associated with the financial failure of a single asset or tenant, it may pose other risks to us. For example, tenants may seek to argue that certain provisions of a Master Lease are not enforceable in general or under certain circumstances. Further, tenants involved in bankruptcy proceedings may seek to reject their obligations with respect to certain but not all properties under the Master
Lease. We believe that our Master Leases will be enforceable and not rejectable in part, and certain of our Adviser’s affiliates have been successful in enforcing Master Leases and overcoming bankrupt tenants’ attempts to reject Master

Leases with respect to some but not all properties subject thereto. Nonetheless, any court’s decision with respect to our
Master Leases would be based on the facts and circumstances that exist at the time that the issues are raised, including the terms of the Master Lease. In this regard, we may seek to include certain cross-default or other provisions in the Master
Leases that benefit us, as lessor, but that also may be cited by tenants as support for their arguments. There can be no assurance that a tenant’s argument in any particular instance would not succeed in court. In particular, bankruptcy courts have broad equitable powers that may result in rulings that favor a tenant’s attempt to reject a Master Lease, and, in turn, benefit other similarly situated tenants in their attempts to reject their obligations under a Master Lease, resulting in the loss of revenue from all such properties. The occurrence of any of the foregoing could have a material and adverse effect on our results of operations and financial condition.
We are subject to certain risks related to difficulties in selling or reletting special use single tenant properties upon tenant defaults or lease terminations.
We may invest in commercial or industrial properties, including special use single tenant properties. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, we may have difficulty selling the property to a party other than the tenant due to the special purpose for which the property may have been designed.
These and other limitations may affect our ability to sell or release properties and may adversely affect returns to investors.
Continued government intervention and instability in Europe may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.
The already challenged economic and political environment in Europe may be adversely affected by events outside our control, such as changes in government policies, European Union (the “EU”) directives in the credit sector and other areas and resulting increase in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting Europe and/or other areas abroad and taxation and other political, economic or social developments in or affecting Europe. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels, which pressures may be acutely present following the conclusion of stimulus measures introduced in response to the COVID-19 pandemic. The implementation of these policies may restrict economic recovery. Against a background of increasing unease over the macro/financial implications of sizeable fiscal imbalances, investors have reduced their investment in many Eurozone countries. Continued reduction in investment flows may restrict economic recovery. Due to the uncertainty regarding the success of any austerity measures and reforms, new taxes may be imposed on us and existing taxes may be increased. There can be no assurance that such government intervention, political instability or additional taxes will not have an adverse effect on our returns.
The need to reduce Europe’s dependency on European Central Bank funding will also increase the likelihood of deleveraging, reducing some European countries’ loans to the economy. In the context of continued market turmoil, worsening macroeconomic conditions and increasing unemployment, coupled with declining consumer spending and business investment and the worsening credit profile of some European corporate and retail borrowers, the value of assets collateralizing secured loans, including houses and other real estate, could decline significantly. Such a decline could result in impairment of the value of the loan assets or an increase in the level of non-performing loans, either of which may have a material adverse effect on our returns.
We are subject to risks investing outside of the United States, including business uncertainties, currency exchange risks and political, social and economic uncertainty.
We may invest a portion of our net assets in properties or assets located outside the United States. In addition to business uncertainties and currency exchange risks, such investments may be affected by political, social and economic uncertainty affecting a country or region. Many real estate markets are not as developed or as efficient as those in the
United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly as to bankruptcy and reorganization. Financial accounting and auditing standards and practices may differ, and there may be less publicly available information in respect of such companies. For a company that keeps accounting records in local currency, inflation accounting rules in some countries require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data may be materially affected by restatements for inflation and may not accurately reflect the real condition of real estate and companies. Accordingly, our ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.
We may be subject to additional risks which include possible adverse political and economic developments, possible seizure or nationalization of foreign deposits and possible adoption of governmental restrictions which might adversely affect payment to investors located outside the country of the issuer/property owner, whether from currency blockage or otherwise. Furthermore, some of the investments and/or the income they generate may be subject to taxes levied by governments which have the effect of increasing the cost of such investments and reducing the realized gain or increasing the realized loss on such investments at the time of sale. Income received by us from sources within some countries may be reduced by withholding and other taxes imposed by such countries. Any such taxes paid by us will reduce our net income or return from such investments and our ability to make distributions. While we may take these factors into consideration in making our investment decisions, no assurance can be given that we will be able to fully avoid these risks.
We are subject to certain risks related to incurring contingent liabilities in connection with investments, including the assumption by us of default risk or other third-party risks.
We may from time to time incur contingent liabilities in connection with an investment. For example, in order to procure financing in connection with our investment activities, we may enter into agreements pursuant to which we agree to assume responsibility for default risk or other risk presented by a third party, a warehouse financing vehicle or an investment vehicle. In addition, in connection with the disposition of an asset by us, we may be required to make certain representations about such asset, and may also be required to indemnify the purchasers of such asset with respect to certain matters, including the accuracy of such representations. Any such representations made by us may survive for a period of time subsequent to the disposition of an asset. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on our business.
The use of seller financing may increase the risks associated with the use of leverage, including the risk of loss of an investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy, the real estate markets or in the condition of the particular issuer.
We may directly or indirectly utilize seller financing (i.e., make investments that are financed, in whole or in part, by borrowing from the sellers of the investments or their affiliates) (and may be assigned existing indebtedness that is not prepayable) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that we are able to obtain seller financing in connection with a particular investment, we may seek to employ more leverage than would otherwise be the case in the absence of such seller financing.
While our use of seller financing could increase the potential return to investors to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment, including the risk of loss of that investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy, the real estate markets or in the condition of the particular issuer, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to certain risks related to using secured leverage, including having such parties seeking recourse against our assets generally, and such recourse may not be limited to any particular investment or asset.
To the extent that we determine to utilize leverage, one or more investments or our other assets may be pledged to secure the indebtedness. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and such recourse may not be limited to any particular investment or asset, such as the loan or property giving rise to the liability. To the extent we choose to use special purpose entities for individual transactions to reduce recourse risk, the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing, substantive consolidation and other grounds. We may provide either direct or contingent guarantees in support of credit facilities used to acquire investments, fund expenses relating to investments and/or in connection with derivative transactions, and there can be no assurance that such guarantees will not have adverse consequences on our business, financial condition, results of operations or cash flows.

There are risks associated with entering into financing arrangements, and such arrangements may contain provisions that expose us to particular risk of loss.
To the extent that we enter into financing arrangements, such arrangements may contain provisions that expose us to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. If a cross-default provision were exercised, this could result in a substantial loss. Also, we or any investment vehicle may, in the future, enter into financing arrangements that contain financial covenants that could require us to maintain certain financial ratios. If we or an investment vehicle were to breach the financial covenants contained in any such financing arrangement, we might be required to repay such debt immediately in whole or in part, together with any attendant costs, and we might be forced to sell some of our assets to fund such costs. We might also be required to reduce or suspend distributions to our investors. Such financial covenants may also limit our ability to adopt the financial structure (e.g., by reducing levels of borrowing) which we would have adopted in the absence of such covenants.
Failure to hedge effectively may materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and our ability to service our debt obligations.
We may from time to time purchase or sell various financial instruments, including interest rate cap or collar agreements and interest rate swap agreements, when seeking to mitigate risk associated with our investments (e.g., our exposure to interest rate volatility); however, it is generally impossible to fully hedge an investment given the uncertainty as to the amount and timing of projected cash flows and investment returns, if any, on our investments. Such investments may also be used for investment or speculative purposes which can lead to losses on both our investments and the related transactions. Conversely, there will be times in which we believe that it is not advisable to enter into hedging transactions and instead elect to remain unhedged against particular types of risks that in other cases we hedge against. Accordingly, we may be exposed to fluctuations in currencies and other market conditions specific to the underlying asset.
Interest rate hedging agreements also involve specific risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established.
The success of our hedging transactions will be subject to our ability to predict correlations between the value of the portfolios’ assets and the direction of currency exchange rates, interest rates and securities prices and similar matters.
Therefore, while we may enter into such transactions to seek to reduce perceived risks, unanticipated changes in values may result in a poorer overall performance than if we had not engaged in any such hedging transaction. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio position being hedged may vary, potentially leaving us with exposure to all or a portion of the risks being hedged.
We may not always be able to obtain hedging from third parties at attractive rates. Accordingly, Fortress or its affiliates may provide us with hedging services but are under no obligation to do so. To the extent that any hedging services are provided, Fortress or its affiliates may charge us a service fee of up to 5 basis points on the gross notional amount of the amount subject to hedging and such services shall not require board of trustees approval.
Hedging may reduce the overall returns on our investments. Failure to hedge effectively may materially adversely affect our results of operations and financial condition.
We are subject to additional counterparty risks in connection with engaging in private transactions, which are typically not subject to credit evaluation and regulatory oversight.
We will be subject to various counterparty risks. For example, we may effect a portion of our transactions in
“over-the-counter” or “interdealer” markets or through private transactions. The participants in such markets and the counterparties in such private transactions are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This may expose us to the risk that a counterparty will not settle a transaction because of a credit or liquidity problem, thus causing us to suffer losses. In addition, in the case of a default, we could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, we may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty. In the recent market conditions,

counterparty risk has substantially increased and is more difficult to predict. In addition to heightened risks of bankruptcy, in this environment there is a greater risk that counterparties may have their assets frozen or seized as a result of government intervention or regulation. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a single counterparty. Our ability to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses and could materially and adversely affect our results of operations and financial condition.
We may be affected by our inability to access or renew short-term financing credit facilities in connection with an anticipated portfolio-level financing.
In some cases, relatively short-term credit facilities may be used to finance the acquisition of assets until a sufficient quantity of assets is accumulated, at which time the assets are refinanced through portfolio-level financing, which may include a securitization. As a result, we are subject to the risk that we will not be able to acquire, during the period that the short-term facilities are available, a sufficient amount of eligible assets for the purposes of a portfolio-level financing.
We also bear the risk that we will not be able to obtain such short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to obtain extensions for such short-term credit facilities to allow more time to seek and acquire the necessary eligible instruments for a long-term financing. Our inability to renew or extend these short-term credit facilities may require us to seek more costly financing for these assets or to lose the ability to utilize them in connection with a portfolio-level financing. We may provide guarantees in support of credit facilities used to acquire assets, and there can be no assurance that any recourse exercised under such guarantees will not have adverse consequences for us. The occurrence of the foregoing could have an adverse effect on our business, financial condition, results of operations and cash flows.
We may face risks associated with options, including losing our entire investment due to the volatility of the underlying security or currency.
As part of our hedging program, we may purchase and sell (“write”) options on securities and currencies on national and international securities exchanges and in the domestic and international over-the-counter markets. The seller
(“writer”) of an uncovered put option assumes the risk of a decline in the market price of the underlying security or currency below the exercise price of the option. The seller of a put option which is covered (e.g., the writer has a short position in the underlying security or currency) assumes the risk of an increase in the market price of the underlying security or currency above the sales price (in establishing the short position) of the underlying security or currency, plus the premium received, and gives up the opportunity for gain on the underlying security or currency below the exercise price of the option. The buyer of a put option assumes the risk of losing its entire investment in the put option. The seller of an uncovered call option assumes the risk of a theoretically unlimited increase in the market price of the underlying security or currency above the exercise price of the option. The writer of a call option which is covered (e.g., the writer holds the underlying security or currency) assumes the risk of a decline in the market price of the underlying security or currency less the premium received, and gives up the opportunity for gain on the underlying security or currency above the exercise price of the option. The buyer of a call option assumes the risk of losing its entire investment in the call option.
Options on securities may be cash settled, settled by physical delivery or settled by entering into a closing purchase transaction. In entering into a closing purchase transaction, we may be subject to the risk of loss to the extent that the premium paid for entering into such closing purchase transaction exceeds the premium received when the option was written, which could have an adverse effect on our business, financial conditions, results of operations and cash flows.
We may face risks associated with forward trading, including illiquidity and revenue losses due to disruptions in the market.
Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by us due to unusually high trading volume, political intervention or other factors. The imposition of controls by governmental authorities might also limit such forward trading, to our possible detriment. The occurrence of any of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.
Our performance depends on the collection of rent from our tenants, those tenants’ financial conditions and the ability of those tenants to maintain their leases.
A substantial portion of our income is derived from rental revenues. As a result, our performance depends on the collection of rent from our tenants at the properties in our portfolio. Our income would be negatively affected if a significant number of our tenants at the properties in our portfolio or any major tenants, among other things: (i) fail to make rental payments when due; (ii) renew leases at lower rates; (iii) decline to extend or renew leases upon expiration; (iv)
become bankrupt or insolvent; (v) experience a downturn in their business, or (vi) downsize operations during the lease and decide to go-dark on a portion of the facility (although the tenant continues to pay rent over the lease term, the vacancy could diminish the residual value of the property). Any of these actions could result in the termination of the tenant’s lease and our loss of rental revenue. The loss of rental revenue from a number of tenants and difficulty replacing such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may materially and adversely affect our profitability and our ability to meet our debt and other financial obligations.
We may receive below-market value on predetermined fixed price property investments involving repurchase rights.
In some circumstances, we may grant a tenant a right to repurchase the property it leases from us or may acquire or invest in a property subject to a right of repurchase. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property.
Bankruptcy laws may limit our remedies if a tenant becomes bankrupt and rejects the lease and we may be unable to collect balances due on our leases.
If a tenant becomes bankrupt or insolvent, that could adversely affect the income we receive from the leases we have with that tenant. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases. Additionally, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced. To the extent a tenant vacates specialized space in one of our properties, re-leasing the vacated space could be more difficult than re-leasing less specialized space. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could materially and adversely affect our ability to execute our business strategies. Any such event could have a material and adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.
Some net lease provisions included in the written agreements may be determined unenforceable by a court.
Our rights and obligations with respect to our net leases are governed by written agreements. A court could determine that one or more provisions of such net leases are unenforceable, including, without limitation, provisions related to a particular remedy or prepayment provisions. We could be adversely impacted if this were to happen with respect to a tenant with which it holds a net lease.
We may invest significantly in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.
We may invest significantly in non-controlling preferred equity positions, common equity and other real estate-
related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-
related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Our Business and Operations.”
We may invest in equity of other REITs that invest in real estate or real estate debt as one of their core businesses and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our common shares.
REITs that invest primarily in real estate or real estate debt are subject to the risks of the real estate market, the real estate debt market and the securities market.
REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in
REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain
REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/
or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for the favorable tax treatment accorded to REITs.
REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.
Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.
Inflation may materially and adversely affect us and our tenants.
Inflation in the United States has recently declined and is expected to remain at its current reduced level in the near-term. However, rising inflation in the future may materially and adversely affect us and our tenants. Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us.
Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction and/or operation of real estate properties. The market value of our investments could potentially decline in value in times of higher inflation rates. Some of our investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, although inflation could affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
Moreover, as inflation increases, the real value of our investments and distributions therefrom can decline. If we are unable to increase the revenue and profits of our investments at times of higher inflation, we may not be able to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of investors.
Our business and operations could suffer in the event of system failures or cybersecurity breaches.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our tenants and investors generally, loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.
Third parties with which the Adviser does business are also sources of cybersecurity or other technological risk.
The Adviser outsources certain functions and these relationships allow for the storage and processing of the Adviser’s information, as well as client, counterparty, employee, and borrower information. While the Adviser engages in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the Adviser’s data, resulting in increased costs and other consequences as described above.
Actions by our competitors in the markets in which we own properties may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with other owners and operators of real estate and real estate developers, some of which have greater financial resources and greater access to debt and equity capital than we do. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions to retain tenants when such tenants’ leases expire or to attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our internal valuations for comparable assets, we may be unable to divest our assets at favorable pricing or on favorable terms, if at all.
We could be subject to misconduct and unauthorized conduct from third party providers, which could result in litigation or serious financial harm.
Misconduct by employees of the Adviser or its affiliates or by our third-party service providers could cause us significant losses. Employee misconduct may include binding us to transactions that present unacceptable risks and unauthorized activities or concealing unsuccessful activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including failing to record transactions or improperly performing custodial, administrative and other responsibilities. In addition, employees and third-
party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects. There can be no assurance that the measures that we, the Adviser and its affiliates expect to implement to prevent and detect employee misconduct and to select reliable third-party providers will be effective in all cases.
Compliance with fire, safety and other land use regulations may require us to make unanticipated expenditures that materially and adversely affect us.
We are required to operate our properties in compliance with fire and safety regulations, building codes, environmental regulations, and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties,

including prior to acquiring a property or when undertaking improvements of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or improvements, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants or other types of liability in which the limited liability characteristic of business ownership could potentially be ignored, and the Company could suffer a significant loss. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.
We may not be able to obtain the necessary permits and licenses to invest in certain properties.
Our ability to invest in certain properties, obtain financing for investments, lease properties to tenants and/or engage in lending, advisory and broker activities may be subject to the issuance of permits or licenses. We have not applied for, and do not believe we are currently required to apply for, any licenses or permits, but, to the extent any such licenses or permits are required or advisable, there can be no assurance as to whether and when such licenses or permits will be obtained. However, we may, from time to time, apply to obtain licenses or permits at the instruction of our Adviser, and in certain cases, subject to the discretion of our board of trustees, so long as such actions are deemed to be in the best interest of the Company. We expect that if we apply for such licenses or permits, this process could be costly and take several months. Furthermore, we may be subject to various information and other requirements in order to maintain any such licenses, and there is no assurance that we would satisfy those requirements. In addition, certain of our tenants may be required to obtain licenses or permits from federal, state or local authorities in order to conduct their operations on our properties. Although we anticipate that such tenants will be solely responsible for obtaining such licenses or permits, we may from time to time assist or otherwise support our tenants in obtaining any such required licenses or permits. However, our leases typically do not provide the tenant the right to terminate the lease due to failure to obtain required licenses or permits. If we are unable to obtain any necessary permits or licenses for ourselves or on behalf of our tenants in a timely manner, or at all, we may not be able to pursue certain investment opportunities and we may be required to adapt our investment strategies accordingly, which may limit the types of properties that we acquire and the tenants with which we transact. Therefore, our inability to obtain necessary permits or licenses could have a material adverse effect on our operations.
Our access to external sources of capital is subject to factors outside of our control and could materially and adversely affect our growth prospects and our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal corporate income tax to the extent that we distribute less than
100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow due to differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. Consequently, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis in order to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings.
Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;

•our cash flow and dividends; and
•the NAV of our shares.
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations.
To the extent that capital is not available to acquire additional properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the NAV of our shares.
The acquisition of properties involves risks that could materially and adversely affect our business, financial condition, results of operations and cash flows.
We have acquired properties and will continue to acquire properties both through the direct acquisition of real estate and through the acquisition of entities that own real estate. The acquisition of properties involves risks, including the risk that we may not be successful in identifying attractive properties or that, once identified, we may not be successful in consummating an acquisition. We may incur significant transaction expenses, including finder’s fees, in connection with our acquisition of properties. When we acquire properties in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. The acquired single-tenant net leased property may not perform as anticipated and any costs for rehabilitation, repositioning, renovation and improvements may exceed our estimates.
Furthermore, the acquired properties or entities may be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contaminations, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties. As a result, if a liability were asserted against us based on ownership of any of these entities or properties, then we may have to pay substantial sums to defend or settle it which could materially and adversely affect our cash flows.
Additionally, there is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria from other well-capitalized investors, including both publicly traded REITs and private institutional investment funds, some of which could have greater financial resources and a greater access to debt and equity capital to acquire properties than we do.
Some of the properties we acquire may be defective and we may experience loss as a result.
Our properties and properties underlying our investments may have design, construction or other defects or problems that require unforeseen capital expenditures, special repair or maintenance expenses, or the payment of damages to third parties. Engineering, seismic and other reports on which we rely as part of our pre-acquisition due diligence investigations of these properties may be inaccurate or deficient, at least in part because defects may be difficult or impossible to ascertain. Statutory or contractual representations and warranties made by various sellers of properties that we acquire may not protect us from liabilities arising from property defects. Furthermore, after selling a property in our portfolio, we may continue to owe a statutory warranty obligation to the purchaser if any latent defects in such property are subsequently discovered. The occurrence of any of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.
Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
We continuously monitor events and changes in circumstances, including those resulting from an economic downturn that could indicate that the carrying value of the real estate and related intangible assets in which we have an ownership interest may not be recoverable. Examples of such indicators may include a significant decrease in NAV, a significant adverse change in the extent or manner in which the property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses.

When such impairment indicators exist, we review an estimate of the future undiscounted net property cash flows expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future rental rates and occupancy, trends and prospects, leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the net carrying value of a real estate investment, an impairment loss is recorded to the extent that the net carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated future cash flows is highly subjective and is based on numerous assumptions, including future occupancy, rental rates, property operating expenses, capital requirements and holding periods. These assumptions could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis.
Impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
There are additional risks associated with sale-leaseback transactions.
We invest in sale-leaseback transactions, whereby we lease the properties we purchase back to the sellers of such properties. A transaction structured as a sale-leaseback could be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect us from a business and financial perspective. If the sale-leaseback were re-
characterized as a financing, we may not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with respect to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to shareholders. Any sale-leaseback transaction could also be re-characterized as a financing transaction or a loan for U.S. federal income tax purposes, in which case characterization of the transaction for REIT testing purposes and deductions relating to such property could be affected.
We are exposed to various environmental risks, which may result in unanticipated losses that could affect our business, financial condition, results of operations and cash flows.
We are subject to federal, state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety. Under certain environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, including, without limitation, asbestos, asbestos-containing materials, lead-based paint, polychlorinated biphenyls, mold or mildew, or waste or petroleum products, released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with contamination. These laws often impose liability without regard to whether the owner or operator knew of, or caused, the contamination, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.
Because certain environmental laws are retroactive, and impose liability on persons who owned a property at the time it became contaminated, it is possible we could incur clean-up costs or other environmental liabilities even after we sell the properties. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all.
Environmental laws that govern the presence, maintenance and removal of asbestos-containing building materials may impose fines and penalties on building owners or operators for failure to comply with these requirements or expose such owners and operators to third-party liability for personal injury associated with exposure to asbestos fibers. Such laws require that building owners or operators properly manage and maintain asbestos, adequately notify or train those that come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed. The cost of removing and disposing of any material containing asbestos, if found, may be significant and we could be liable for related damages, fines and penalties. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials. Some of the properties that we may acquire may be known to contain asbestos-containing building materials.
In addition, properties historically used for industrial, manufacturing and commercial purposes are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Investing in industrial properties that conduct industrial, manufacturing and commercial activities may cause us to be subject to increased risk of liabilities under environmental laws and regulations and may adversely affect our ability to sell or rent a property.
There may also be environmental liabilities associated with our properties of which we are unaware. We expect to obtain phase I environmental assessments on all properties we acquire upon acquisition. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of the properties that we may acquire use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. Some of the properties we acquire may contain asbestos-containing materials. Liabilities and costs associated with environmental contamination at, on, under or emanating from such properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could have a material and adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
In addition, although our leases will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. Any occurrence of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.
We are exposed to the potential impacts of future climate change and climate change-related risks.
We are exposed to potential physical risks from possible future changes in climate. Our properties may be exposed to rare catastrophic weather events, such as wildfires, severe storms or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase. In addition, we may be adversely impacted by regulatory changes related to climate change as a result of potential impacts of such changes on the supply chain or stricter energy efficiency standards for buildings. We cannot provide any assurance that any existing or future regulatory changes will not materially and adversely impact our business in the future.
We may have to incur additional operational and/or compliance costs if EU regulations on data protection and privacy have an extraterritorial effect on our business.
Through their participation in the Company, investors may provide to the Adviser or other service providers
“personal data” as such term is defined in Regulation 2016/679/EU on the protection of natural persons with regard to the processing of personal data and on the free movement of such data. The Adviser and its affiliates are subject to Fortress’s
Privacy Policy pursuant to which the Adviser and its affiliates handle, safeguard and protect such personal data. Investors should review and be cognizant of the contents of the Adviser’s Privacy Policy. In particular, investors should be aware that by transferring personal data to the Adviser, they will be transferring it outside of the EU. In addition, the Adviser may subsequently transfer such personal data to other entities that are also located outside of the EU. A copy of the Adviser’s
Privacy Policy is included in each investor’s subscription agreement.
The legal and regulatory landscape for data protection and privacy is constantly evolving and recent legislative changes in the EEA have, among other things, increased the regulatory scrutiny of the handling of personal data by data controllers and processors, and raised the prospect of sanctions in the event of a personal data breach.

Although Fortress, the Adviser and the Company are not domiciled in the EEA, certain EEA laws relating to data protection and privacy may have extraterritorial effect on us, including (i) the General Data Protection Regulation
2016/679/EU on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (the “GDPR”), the UK General Data Protection Regulation as defined by the Data Protection Act 2018 as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019
(the “UK GDPR”) and any national laws supplementing the GDPR or the UK GDPR; (ii) Directive 2002/58/EC on privacy and electronic communications as implemented under national laws; and (iii) other EEA data protection laws, regulations or regulatory requirements, guidance and codes of practice issued by any supervisory authority or any applicable national, international, regional or other data privacy authority, applicable to the processing of personal data (as amended and supplemented from time to time) (together, along with any other data protection laws, regulations or regulatory requirements, guidance and codes of practice in any jurisdiction anywhere in the world, “Data Protection Laws”).
In particular, certain Data Protection Laws may apply to the Company’s investment in certain investments, to the extent Fortress or the Adviser (or any person on the Company’s behalf) processes personal data (as defined under the
GDPR) relating to underlying tenants, obligors or their representatives who are themselves natural persons in the EEA. As such, the Adviser may be required to implement certain policies and procedures and update agreements, in order to ensure the Company is compliant with the Data Protection Laws, including relating to the transfer of personal data to countries outside the EEA in the course of managing such investments. As industry best practices and the implementation of the Data
Protection Laws develop, additional compliance requirements relating to the processing of personal data may also be imposed on the Company from time to time. In addition, if Fortress, the Adviser or any person processing personal data on the Company’s behalf, suffers a personal data breach (as defined under the GDPR) or otherwise fails to comply with its obligations under the Data Protection Laws, the Company (including through its representatives in the EEA) may be directly or indirectly exposed to claims, investigative or other enforcement actions (including criminal proceedings and significant administrative fines) brought by the affected individuals and/or the relevant EEA regulatory authorities. Any costs, expenses, penalties and administrative fines incurred or suffered by the Company in connection with the foregoing, together with any operational and/or compliance costs associated with ensuring the Company is compliant with the Data
Protection Laws, may ultimately be borne by investors, and can be expected to reduce the returns that would otherwise be distributable to investors if no processing of personal data was carried out. Additionally, any violations of Data Protection
Laws could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our results of operations.
Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.
The properties owned by us or underlying our investments are generally expected to be covered by comprehensive liability, fire, flood and extended insurance coverage. We expect that the insurance carried on our properties will be adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, floods, wars, terrorist attacks or earthquakes or other natural or man-made disasters or casualty events) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, we could lose both our invested capital and anticipated revenues from the affected properties, thereby reducing our cash flow. Such events could also have unforeseeable consequences and could have a material adverse effect on our investments.
Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements.
The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
We may obtain only limited representations and warranties when we acquire a property and may only have limited recourse if our due diligence did not identify issues that may subject us to unknown liabilities or lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,”
without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited representations, warranties and indemnifications that will survive for only a limited period after the closing. Also, many sellers of real estate are single-purpose entities without any other significant assets. The acquisition of, or purchase of, properties with limited representations and warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property or may be subject to unknown liabilities with respect to such properties.
The Adviser will perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. The due diligence process also at times requires the Adviser to rely on limited resources available to the
Adviser, including information provided by the target of the investment and third-party consultants, legal advisors, accountants and investment banks. As a result, there can be no assurance that the due diligence process will reveal or highlight all relevant facts that are necessary or helpful in evaluating an investment opportunity. The Adviser’s due diligence process cannot ensure the Company will not acquire an investment that results in significant losses to the
Company or that the Company will not overpay for an investment, which would cause the Company’s performance to suffer.
The amount of our debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.
We may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage and forms of direct or indirect leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees. In addition, we may leverage individual assets at substantially higher levels.
If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us and may adversely affect cash available for distributions to our shareholders. In addition, if then prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would materially and adversely affect our future operating results and liquidity. We may also refinance our debt through equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders.
Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:
•fluctuations in our net assets;
•we may be required to dedicate a substantial portion of our cash flow (including capital contributions) to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends (and investors may be allocated income in excess of cash available for distribution), including those necessary to maintain our REIT qualification, or to use for other purposes;
•we may be unable to sell assets (including assets held by any investment vehicle) that are pledged to secure an indebtedness;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans (and in such circumstances the recovery we receive may be significantly diminished as compared to our expected return of such property investment); and
•during the term of any indebtedness, our returns may be materially reduced by increased costs attributable to regulatory changes, including a possible gross-up for taxes.
If any one of these events were to occur, our business, financial condition, results of operations, cash flows, the
NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate acquired and may borrow under mortgages on properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.
In addition, many of these same issues may also apply to the credit facilities which we have in place. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.
Conflicts of interest also have the potential to arise to the extent that a line is used to make an investment that is later sold in part to co-investors since, to the extent co-investors are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors nevertheless stand to receive the benefit of the use of the line and neither the Company nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses and/or liabilities.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.
There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss, which could result in the total loss of capital and could adversely affect our results of operations and financial condition.
We may encounter adverse changes in the credit markets.
Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing.
Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.
Our investments are substantially illiquid.
Our ability to dispose of investments could be limited for several reasons. Illiquidity could result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by us.
Dispositions of investments could be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. In view of these limitations on liquidity, the return of capital and the realization of gains, if any,

generally will occur only upon the partial or complete disposition of an investment. While an investment could be sold at any time, it is generally expected that this will not occur until a number of years after the initial investment. Before such time, there could potentially be no current return on the investment. Furthermore, the expenses of operating the Company
(including the management fee payable to the Adviser or its designee) could potentially exceed its income, thereby requiring that the difference be paid from the Company’s capital.
Furthermore, the market prices for our assets may fluctuate due to a variety of factors that are inherently difficult to predict, including, but not limited to, changes in interest rates, prevailing credit spreads, general economic, real estate and financial market conditions, and domestic or international economic or political events. In times of extreme market disruption, there may be no market at all for one or more investment assets, potentially resulting in our inability to dispose of our assets for an indefinite period of time, which could have an adverse effect on our business, financial conditions, results of operations and cash flows.
The agreements governing our indebtedness may place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks, and our failure to comply with all covenants in our existing or future financing agreements could materially and adversely affect us.
The agreements governing our indebtedness, including the mortgages on our properties and on certain equity interests in certain property-owning subsidiaries and the mortgages on properties or equity interests that we may incur in the future may contain covenants that place restrictions on us and our subsidiaries. Risks related to these covenants would also apply to agreements governing future indebtedness. These covenants may restrict, among other things, our and our subsidiaries’ ability to:
•incur additional indebtedness (including guarantee obligations);
•incur liens;
•engage in certain fundamental changes, including changes in the nature of the business, mergers, liquidations and dissolutions;
•sell assets;
•pay dividends and make share repurchases and redemptions (with exceptions for customary REIT distributions and certain payments to be made with the proceeds of a qualified initial public offering);
•make acquisitions, investments, loans and advances;
•pay certain subordinated indebtedness;
•modify the terms of organizational documents;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.
These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants or covenants under any other agreements governing our indebtedness, as well as our inability to make required payments, could result in an event of default under the instruments governing the applicable indebtedness. Upon the occurrence of an event of default under any of our financing agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Capital obtained from other sources may not be available to us or may be available only on unattractive terms. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our properties, and our assets may not be sufficient to repay such debt in full. In addition, financing agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our financing agreements or any significant financing agreement, we could be materially and adversely affected.

Covenants in the agreements governing our indebtedness could restrict our ability to make distributions to our shareholders necessary to maintain our qualification as a REIT, which could materially and adversely affect us and the
NAV of our shares.
Our ability to maintain our qualification as a REIT generally requires us to annually distribute at least 90% of our
REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year to our shareholders. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year and following years for which we do not qualify as a REIT will be taxed at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, to the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under the Code. Certain of the agreements governing our existing and future indebtedness may contain, restrictions on our ability to make distributions to our shareholders, and we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT without breaching such agreements. If we default under covenants that restrict our ability to make distributions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business, financial condition, results of operations and cash flows generally and, in particular, the amount of our distributable cash flow could be materially and adversely affected.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
The financial covenants in our loan agreements may restrict our operating, acquisition and divestiture activities, which may harm our financial condition and operating results. Our unsecured credit facility and the mortgages on our properties and on certain equity interests in certain property-owning subsidiaries contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our unsecured credit facility is subject to compliance with these financial and other covenants, including restrictions on the maximum availability, which is based on the adjusted net operating income of designated unencumbered properties, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the property or properties securing the loan.
An increase in market interest rates may materially and adversely affect us and our tenants.
If interest rates increase, so could our interest costs for new debt, including variable-rate debt obligations under any credit facility or other financing. This increased cost could make the financing of any development or acquisition more costly. Rising interest rates could limit our ability to refinance existing debt when it matures or cause it to pay higher interest rates upon refinancing, which would adversely impact liquidity and profitability. Furthermore, the inability to refinance investments could lead to increased risk as a result of us having a larger and longer-term investment than expected and reduced diversification. In addition, an increase in interest rates could decrease the access third parties have to credit or the amount they are willing to pay for the Company’s assets.
The success of any joint venture investments that we may make could be materially and adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.
We may enter into joint ventures to acquire, develop, improve, or dispose of properties, thereby reducing the amount of capital required by us to make investments and diversifying our capital sources for growth. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. There can be no assurance that we will be able to form new joint ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

Such joint venture investments involve risks not otherwise present in a wholly owned single-tenant net leased property or a redevelopment project, including (i) potentially inferior financial capacity, diverging business goals and strategies and the need for our joint venture partners’ continued cooperation; (ii) the possibility that our joint venture partners might become bankrupt, default on its obligations, encounter liquidity or insolvency issues, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (iii) our inability to take certain actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree;
(iv) our inability to control the legal entities that have title to the real estate associated with the joint ventures, meaning the joint venture partners could take actions that subject the property to liabilities in excess of, or other than, those contemplated; (v) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (vi) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity;
(vii) our joint venture partners could have rights with respect to the disposition of certain investments or the liquidation of their interest therein; (viii) in certain circumstances, we could be liable for the actions of our joint venture partners; (ix) our joint venture partners’ business decisions or other actions or omissions may be inconsistent with the business interests or goals of the Company, may be contrary to the Company’s investment objective, or may result in harm to our reputation or adversely affect the value of our investments; and (x) our joint venture partners may be in a position to take actions that could conflict with our ability to maintain our qualification as a REIT.
In addition, the joint venture partner could have authority to remove the Fortress affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures. Under a joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.
The joint venture partner could from time to time be a joint venture partner or interest holder in another joint venture or other vehicle in which the Adviser or its affiliates has an interest or otherwise controls. The joint venture partner could also be entitled to receive payments from, or allocations or performance-based payments (e.g., carried interest) in respect of, the Company as well as such investments, and in such circumstances, any such amounts could be treated as a
Company expense and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Adviser, be deemed paid to or received by the Adviser or reduce the management fee. Moreover, the
Adviser could receive fees associated with capital invested by a joint venture partner relating to investments in which we participate. This could be in connection with a joint venture in which we participate or other similar arrangements with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Adviser performs services. In addition, we are permitted to co-invest with non-affiliated co-investors or partners whose ability to influence the affairs of the companies in which we invest could be significant and even greater than ours and as such, we could be required to rely upon the abilities and management expertise of such joint venture partner. It could also potentially be more difficult for us to sell our interest in any joint venture, partnership or entity with other owners than to sell our interest in other types of investments (and any such investment could be subject to a buy-sell right, right of first refusal, right of first offer or other similar right). Under a joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time we determine it would be advantageous to exit. We are permitted to grant joint venture partners approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment. A deadlock could delay the execution of the business plan for the investment, require us to engage in a buy-sell of the venture with the joint venture partner, conduct the forced sale or other liquidation of such investment or require alternative dispute resolution in order to resolve such deadlock. Additionally, in certain scenarios, we are permitted to grant joint venture partners the right to put (i.e., sell) their interests in an investment to us, or call (i.e., buy)
our interests in an investment. As a result of these risks, we could be unable to fully realize its expected return on any such investment.
Any of the foregoing might subject a single-tenant net leased property to liabilities in excess of those contemplated and could have a material adverse effect on the value of our joint venture investments.
Compliance or failure to comply with regulatory requirements could result in substantial costs.

Government authorities at all levels are actively involved in the regulation of land use and zoning, environmental protection and safety, and other matters affecting the ownership, use and operation of real property.
Regulations could be promulgated that could restrict or curtail certain usages of existing structures, or require that such structures be renovated or altered in some manner. The promulgation and enforcement of such regulations could increase expenses, and lower the income or rate of return, as well as adversely affect the value of any of our investments.
Operators are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce our revenue and profitability.
Our properties are subject to various federal, state and local regulatory requirements, such as the Federal
Americans with Disabilities Act (the “ADA”) and state and local fire and life safety requirements, building codes and other land use regulations. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that could affect our cash flow and results of operations. If we are required to make substantial modifications to the properties that we own or acquire, whether to comply with the ADA or other changes in governmental rules and regulations, our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.
Our businesses and the Adviser and its affiliates, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and other jurisdictions in which they operate relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, privacy laws with respect to client information and the regulatory oversight of the trading and other investment activities of investment managers, including the Adviser. Each of the regulatory bodies with jurisdiction over us and the Adviser or its affiliates, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us or the
Adviser to liability or other risks.
Additionally, such oversight and regulation will likely cause us to incur additional expenses, divert the attention of the Adviser and its personnel and may result in fines if we are deemed to have violated any regulations. Regulation generally as well as regulation more specifically addressed to the alternative asset management industry, including tax laws and regulation, could increase the cost of identifying, structuring and completing loan transactions, the profitability of enterprises and the cost of operating the Company. Additional regulation could also increase the risk of third-party litigation. The transactional nature of our business exposes us and the Adviser and certain related parties generally to the risks of third-party litigation. Under the Declaration of Trust, we will generally, to the extent permitted by law, be responsible for indemnifying the Adviser and certain related parties for losses or obligations they may incur with respect to such litigation.
We may be subject to litigation or threatened litigation, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may be subject to litigation or threatened litigation for damages that occur on, or liabilities derived from, the acquisition, ownership and disposition of our properties. In particular, we are subject to the risk of personal injury claims, employment and labor claims and others. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of such claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
We may use our assets or return of investor’s distributions to pay for existing exculpation and indemnification obligations.
Certain exculpation provisions contained in the agreements we have entered into may limit the rights of action otherwise available to us or our investors against certain persons identified under such agreements absent such limitations.
We are also responsible for indemnifying such indemnified persons for any losses incurred by them except to the extent such persons fail to meet the applicable standard of conduct set forth in such agreements. Liabilities arising from such indemnification obligations may be material. Any such indemnification obligations would be payable out of our assets and/
or return of distributions previously made to investors.
Investments could become subject to condemnation actions.
Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings. While we may seek to contest these proceedings which may be costly and may divert the attention of our management from the operation of the Company, there can be no assurance that a municipality or other government subdivision will not succeed in acquiring our assets. In such event, there is a risk that we will not receive adequate compensation for the assets acquired or that we will not be able to recover all charges associated with divesting these assets which could materially and adversely affect us.
Some of our sales and purchases of real property may be canceled and reclaimed if there is later determined to have been a fraudulent transaction.
The sale and purchase of real property or trust beneficiary interests therein at fair market value can be canceled or avoided by a trustee in bankruptcy, corporate reorganization, civil rehabilitation or similar procedure, or by the seller’s creditors. Even if the purchase price was set at the fair market value of such real property, the transaction may be canceled under certain circumstances, e.g., if the seller intended to conceal, donate or otherwise dispose of the sale proceeds in a manner that would harm the seller’s creditors, and the purchaser knew such intention at the time of the transaction. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. The occurrence of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.
Sustainability risks may have a greater impact on us than that assessed by the Adviser.
We may be affected by the impact of a number of sustainability factors, also referred to as environmental, social and governance (“ESG”) factors (such factors, the “sustainability risks”). The reach of sustainability themes may be broad and the following is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact
(whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.
Our investments may be negatively affected by actions taken to improve the sustainability profile of any of our properties, as well as our real estate portfolio as a whole, such as energy efficiency, clean energy production and consumption, waste reduction and water treatment, any of which can impose significant short-term costs. Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles may require material investments and effort where economic returns may be uncertain.
Prospective investors should consider the adverse impacts that our investments may have on sustainability themes:
the failure to support assets which provide a positive contribution to the sustainability factors or to support the generation of a negative impact may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.
We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-

party of ours, or the real estate underlying an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.
Shareholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in investments or manage our investments in a manner that does not reflect the beliefs and values of any particular investor. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.
Climate change and regulations intended to control its impact may affect the value of our real estate portfolio. We and the Adviser cannot predict the long-term impacts on real estate investments from climate change or related regulations.
Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet carbon or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Adviser.
Risks Related to Our Relationship with Fortress, Our Adviser and the Management Agreement
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Fortress’s (or its affiliate’s) businesses and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The Adviser’s inability to retain the services of key professionals could hurt our performance.
The Adviser’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Adviser’s investment committee (the “Investment
Committee”). Accordingly, our success depends to a significant degree upon the contributions of certain key professionals employed by the Adviser or its affiliates, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisors, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the
Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
We pay incentive and management fees and other expenses to our Adviser and the Special Limited Partner, which payments increase the risk that you will not earn a profit on your investment.
Pursuant to the Management Agreement, we pay significant fees to our Adviser, and the Special Limited Partner holds a significant performance participation interest. These payments may reduce our total return.

The existence of the Special Limited Partner’s (i) 12.5% performance participation interest in the Class S units,
Class D units and Class I units of the Operating Partnership and (ii) 10% performance participation interest in the Class F-S units, Class F-D units, Class F-I units and Class E units (provided, that the Special Limited Partner will waive the performance participation interest with respect to Class E units for so long as the Company qualifies as a Publicly Offered
REIT) of the Operating Partnership, each of which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf or cause us to use more leverage than it would otherwise make in the absence of such performance-based payments. In addition, the change in
NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed
of. The Special Limited Partner will not be obligated to return any portion of performance participation allocation due to the subsequent negative performance. The Special Limited Partner will not hold a performance participation interest with respect to Class A units or Class D-S units.
In addition, we are required to reimburse the Adviser or its affiliates for certain costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by the Adviser under our Management
Agreement. Accordingly, to the extent that the Adviser retains other parties to provide services to us, expenses allocable to us will increase.
There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.
Our Adviser is a wholly owned subsidiary of FIG LLC, which is a wholly owned subsidiary of Fortress. We are subject to conflicts of interest arising out of our relationship with our Adviser. Pursuant to the Management Agreement, our
Adviser is obligated to supply us with our management team. However, our Adviser is not obligated to dedicate any specific personnel exclusively to us, nor are Fortress personnel provided to us by our Adviser obligated to dedicate any specific portion of their time to the management of our business.
We may acquire or sell properties in which Fortress or its affiliates may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our independent trustees. Additionally, we may engage in transactions directly with Fortress, our Adviser or their affiliates, subject to any requirements in our organizational documents. When we acquire a property from Fortress or one of its affiliates, or sell a property to Fortress or one of its affiliates, the purchase price we pay to Fortress or one of its affiliates or the purchase price paid to us by Fortress or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party. Fortress will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.
Additionally, Fortress sponsors investment funds and intends to sponsor investment funds in the future and the economic terms of such funds may be more advantageous to Fortress than the economic terms received by the Adviser. For instance, Fortress and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees and allocation received by the Adviser and Special Limited Partner from the Company. As such, Fortress may be incentivized to prioritize the acquisition or disposition of any properties by such funds over us.
Fortress also faces conflicts of interest with respect to our continuous offering. As our NAV grows the Adviser’s management fee will grow as well and there will also be the potential for a larger performance participation allocation. This may incentivize the Adviser and Fortress to continue our offering even at times when it is not otherwise beneficial to us.
Fortress and certain Fortress Affiliates may face conflicts of interest with respect to services performed for issuers to which the Company may have exposure as landlord.
Fortress and certain Fortress Affiliates may provide a broad range of financial services to companies that may be tenants of the Company, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by Fortress or such Fortress Affiliate for providing these services will not be shared with the Company and may be received before the Company realizes a return on its investment. In addition, the Company may enter into sale-
leaseback transactions with companies to which other Fortress Managed Accounts provide debt financing or in which they hold a minority interest. Additionally, Fortress and certain Fortress Affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to the Company, on the other hand, and could, in certain instances, have an incentive not to pursue actions against a company that would be in the Company’s best interest.
Our Adviser’s liability is limited under the Management Agreement, and we have agreed to indemnify our Adviser against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which our
Adviser would not be liable.
Pursuant to the Management Agreement, our Adviser will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of trustees in following or declining to follow its directives. Our Adviser maintains a contractual relationship with us. Under the terms of the Management
Agreement, our Adviser, its officers, members and personnel, any person controlling or controlled by our Adviser and any person providing sub-advisory services to our Adviser will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except those resulting from acts or omissions by such persons constituting Disabling
Conduct under the Management Agreement.
In addition, we have agreed to indemnify our Adviser and each of its officers, directors, members, advisers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Management Agreement, except where attributable to Disabling Conduct under the
Management Agreement. As a result, we could experience unfavorable operating results or incur losses for which our
Adviser would not be liable.
Termination of the Management Agreement without cause could be difficult and costly and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
If we fail to renew the Management Agreement or the Management Agreement is terminated, our Adviser’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business will end. As a result, the termination of the Management Agreement could materially and adversely affect us and may inhibit change of control transactions that may be in the interest of our non-Fortress affiliated shareholders.
If our Adviser ceases to be our adviser pursuant to the Management Agreement, counterparties to our agreements may cease doing business with us.
If our Adviser ceases to be our adviser, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If our Adviser ceases to be our adviser for any reason, including upon the non-renewal of the Management Agreement our business and our ability to make distributions to our shareholders may be materially and adversely affected.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Fortress is not prohibited from raising money for and managing future investment entities, in addition to the
Fortress clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities.
Furthermore, certain members of the Investment Committee are officers of Fortress and will devote a portion of their time to the operations of Fortress.
The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers to which we may have exposure as landlord.

Our Adviser and its affiliates may provide a broad range of financial services to companies that may be our tenants, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may enter into sale leaseback transactions with companies to which other
Fortress Managed Accounts provide financing or hold an interest. In the event of a restructuring, such other Fortress
Managed Accounts may be a secured lender of the company and we would be an unsecured lender. Fortress could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in our best interest. While
Fortress will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Fortress Managed Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.
The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Fortress over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other Fortress
Managed Accounts, certain conflicts of interest are present. For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser may hold and receive interests in Fortress and for its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Fortress. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans. In these circumstances, our Adviser has an incentive to favor these other investment companies or accounts over us. Our board of trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
The management fee payable to our Adviser pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Adviser’s incentive to devote the time and effort increasing our total return.
The performance participation allocation payable by us to the Special Limited Partner, an affiliate of our Adviser, may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such payment arrangements. The way in which the performance participation allocation is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our shares.
Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Dealer Manager may also be incentivized to sell more of our common shares to increase aggregate
NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital.
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
Our Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Adviser and its affiliates; payment to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on our
Adviser’s use of “inside information” with respect to potential investments by us.
We do not have the exclusive right to any investment opportunity. Accordingly, Fortress Affiliates are under no obligation to offer investment opportunities to us and may choose to allocate all or part of any such opportunity to any
Fortress Affiliate or any business in which a Fortress Affiliate has invested. Fortress Affiliates may give advice and recommend investments to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, us, even though the investment objectives of such Fortress Managed Accounts may be the same or similar.
During the term, Fortress Affiliates may offer additional investment products that are similar to the Company and
Fortress may permit existing or future Fortress Affiliates to have exclusive rights or priority with respect to certain investment opportunities. As a result, we may not be afforded the chance to participate in attractive investment opportunities in which other Fortress Affiliates are given the opportunity to participate, or in some cases may be allocated a small part of an investment opportunity within the investment objectives of ours when other Fortress Affiliates are allocated a larger portion. We may be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that its ability to participate in any particular opportunity may be substantially limited. In addition, the creation of new Fortress Managed Accounts may give rise to additional conflicts of interests that may not be foreseeable.
In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress Affiliates, on the one hand, and us, on the other hand, Fortress anticipates that it will consider one or more of the following: the objectives and investment program of a Fortress Affiliate, any exclusive and/or priority rights to investment opportunities that may have been granted to certain Fortress Affiliates, the expected duration of the investment in light of a Fortress Affiliate’s objectives and investment program, the amount of available capital (including financing), the magnitude of the investment opportunity, regulatory and tax considerations, the degree of risk arising from an investment, the expected holding period of an investment, the expected investment return, the internal source of the investment opportunity, relative liquidity, likelihood of current income and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities.
Additionally, we may co-invest in and/or compete for investments with the other Fortress Managed Accounts, subjecting our Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and reasonable basis and in accordance with Fortress’s investment allocation policy in effect at the time (and subject to change).
Fortress’s allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other Fortress Managed Accounts.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies that become our tenants or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, Fortress clients may invest in entities that manage companies that are our tenants and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our
Adviser or its affiliates may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our
Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of our management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser or
Fortress.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend an investment to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, us even though such other clients’
investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.
The past performance of the Adviser and Fortress are not a predictor of our future results.
This Annual Report includes certain information regarding our Adviser and Fortress, including information regarding their historical activities, investment experience and relationships with tenants. However, neither the track record, investment experience, nor the relationships of the Adviser or Fortress should be understood to imply or predict, whether directly or indirectly, any level of our future performance. Our performance is dependent upon future events and is therefore inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate markets.
Risks Related to Our Organization and Structure
Our shareholders generally have limited voting rights.
As permitted by Maryland law, our Declaration of Trust provides that we generally cannot (a) amend our
Declaration of Trust if such amendment would materially and adversely affect the contract rights of our outstanding shares, or (b) subject to certain exceptions, consolidate, merge, convert, or transfer all or substantially all of our assets, unless the action is advised by our board of trustees and approved by the affirmative vote of shareholders entitled to cast a majority of the votes entitled to be cast on the matter.
Our shareholders can also vote on the removal of trustees under limited circumstances and the election of successor trustees if the vacancy was created by removal of the trustee by shareholder vote, and such other matters as may be (a) provided in our Bylaws or (b) submitted to a shareholder vote by our board of trustees.
All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our
Declaration of Trust, holders of common shares do not have the right to vote on any matter.
Pursuant to our Declaration of Trust, our board of trustees may, from time to time, change our investment strategy, including our related operational policies, without providing advance notice to, or obtaining the consent of, our shareholders.
Pursuant to our Declaration of Trust, our board of trustees may, from time to time, change our investment strategy, including our related operational policies with respect to investments, indebtedness, capitalization and distributions, at any time without providing advance notice to, or obtaining the consent of, our shareholders, which could result in us making investments that are different from, or that provide a lower yield compared to, the types of investments described in this
Annual Report and in our investment guidelines. We may also determine to pay down certain of our indebtedness and have indebtedness below our target leverage or we may borrow more to provide for additional liquidity causing us to exceed our target leverage. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Our Declaration of Trust and Bylaws contain provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide Fortress with substantial control of us.

Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our board of trustees, no person may own more than 9.8% in value or in number, whichever is more restrictive, of our outstanding common shares, or 9.8% in value of the aggregate of our outstanding shares of beneficial interest. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.
Conflicts of interest could arise between the interests of our shareholders and the interests of holders of units in our
Operating Partnership, which may impede business decisions that could benefit our shareholders.
Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating
Partnership or any limited partner thereof, on the other. Our trustees and officers have certain legal duties to us under applicable Maryland law. At the same time, we, as the sole member of the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the
Operating Partnership Agreement in connection with the management of our Operating Partnership. Our duties as sole member of the general partner of our Operating Partnership and its limited partners may come into conflict with the duties of our trustees and officers to our Company.
Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a
Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The Operating Partnership Agreement provides that, in the event of a conflict between the interests of the shareholders, on the one hand, and the separate interests of the limited partners of our Operating Partnership, on the other hand, we, in our capacity as the general partner shall endeavor in good faith to resolve the conflict in a manner not adverse to either the shareholders or the limited partners of our Operating
Partnership and, in the event of such a conflict that cannot be resolved in a manner not adverse to both us, as the sole member of the general partner, and the shareholders and to the limited partners of our Operating Partnership, may be resolved in favor of us, as the sole member of the general partner, and the shareholders, and any action or failure to act on our part as the sole member of the general partner of our Operating Partnership that gives priority to the separate interests of us, as the sole member of the general partner, or our shareholders that does not result in a violation of the contract rights of the limited partners under the partnership agreement, does not violate any duty owed by us, as the sole member of the general partner, to the Operating Partnership and/or its partners or violate the obligation of good faith and fair dealing. The
Operating Partnership Agreement further provides that to the extent that we, in our capacity as the sole member of the general partner of our Operating Partnership, have duties (including fiduciary duties) and liabilities relating thereto to the
Operating Partnership or the limited partners of the Operating Partnership, we, as the sole member of the general partner, shall not be liable to the Operating Partnership or to any other partners for all actions taken in good faith.
Our conflicts of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
We have adopted a policy that transactions in which our trustees, officers or employees have a material direct or indirect pecuniary interest must be approved by a majority of our disinterested trustees, subject to certain exceptions as set forth in the policy. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.
Our Declaration of Trust contains a provision that expressly permits the Adviser, each of its affiliates and each of our trustees and officers to pursue transactions that may be competitive with, or complementary to, our business.
Our Declaration of Trust provides that if the Adviser, each of its affiliates and each of our trustees and officers, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in such business opportunity. Accordingly, the Adviser, each of its affiliates and each of our trustees and officers may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders. See “—We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our
Adviser to certain conflicts of interest.”
Our board of trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.
Our board of trustees will determine and may alter or eliminate our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution policies and whether to maintain our status as a
REIT. While our shareholders have the power to remove trustees in certain situations, our shareholders will have limited direct control over changes in our policies and those changes could materially and adversely affect our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.
Risks Related to Tax Laws and Regulations
We may fail to qualify as a REIT.
If we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to our shareholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates on all such income.
This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.
We intend to operate in a manner that enables us to meet the requirements for qualification and taxation as a
REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. Our qualification as a REIT will depend on our satisfaction of certain asset, income, investment, organizational, distribution, shareholder ownership, and other requirements on a continuing basis. Our ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. Our compliance with the
REIT annual income and quarterly asset requirements will also depend upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause us to fail to qualify as a REIT, or our board of trustees may determine to revoke our
REIT status.
REIT distribution requirements limit our available cash.
As a REIT, we will be subject to annual distribution requirements. The Operating Partnership expects to pay distributions intended to enable us to satisfy our distribution requirements. This will limit the amount of cash available for other business purposes, including amounts to fund our growth. We will generally be required to distribute annually at least
90% of our “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for our distributed earnings not to be subject to U.S. federal corporate income tax. In addition, we will be required to distribute 100% of our taxable income and capital gains in order not to be subject to corporate-level tax on undistributed income. We intend to make distributions to our shareholders to comply with the requirements applicable to REITs under the Code and to generally avoid corporate-level tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to make such distributions.
We may be subject to federal, state, and local income taxes in certain circumstances.
Even as a REIT, we may be subject to U.S. federal income and excise taxes in various situations, such as on our undistributed income. We could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between us and a taxable REIT subsidiary (“TRS”) and on any net income from sales of assets that are treated as held for sale primarily in the ordinary course. State and local tax laws may not conform to the U.S. federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions in which we own assets or transacts business. Any taxes imposed on us would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.
Dividends payable by REITs generally do not qualify for the reduced federal income tax rates available for some dividends.
REITs are entitled to a U.S. federal tax deduction for dividends paid to their shareholders. As compared to other taxable corporations, this ability to reduce or eliminate the REIT’s taxable income by paying dividends to shareholders is a principal benefit of maintaining REIT status, generally resulting in a lower combined tax liability of the REIT and its shareholders as compared to that of the combined tax liability of other taxable corporations and their shareholders.
Notwithstanding this combined benefit, dividends payable by REITs may result in marginally higher taxes to the shareholder.
C-corporations are generally required to pay U.S. federal income tax on earnings. After tax earnings are then available for shareholder dividends. The maximum U.S. federal tax rate applicable to income from “qualified dividends”
payable to United States shareholders that are individuals, trusts, or estates is currently 20%, plus the 3.8% Medicare investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, shareholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning before
January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to such shareholders to be 29.6%, plus the 3.8% Medicare investment tax surcharge.
Complying with the REIT requirements may cause us to forego otherwise attractive business opportunities.
To qualify as a REIT, we will need to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts distributed to our shareholders, and the ownership of our shares. As a result of these tests, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.
Complying with the REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests; provided that certain requirements are met. To the extent that we fail to properly identify such transactions as hedges, or enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-
qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be limited in our ability to use advantageous hedging techniques, and we may implement those hedges through a TRS or other corporate entity, the income from which may be subject to U.S. federal income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT gross income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.
Changes to U.S. federal income tax laws could materially and adversely affect us and our shareholders.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common shares. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect us and our shareholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT and the tax considerations relevant to an investment in our common shares, or could cause us to change our investments and commitments.
Special considerations relating to benefit plan investors.
We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” of any “benefit plan investor” within the meaning of certain U.S. Department of Labor regulations promulgated under Employee Retirement
Income Security Act of 1974, as amended (“ERISA”), as modified by Section 3(42) of ERISA (the “Plan Asset
Regulations”). In this regard, with respect to each class of shares, the Company intends to limit Benefit Plan Investors’ (as defined in Plan Asset Regulations) holding of such shares to less than 25% of the total value of each class of shares (as determined for purposes of the Plan Asset Regulations), but may decline to do so to the extent it determines that such shares qualify as “publicly-offered securities” within the meaning of the Plan Asset Regulations. Accordingly, the Adviser
will have the power to take certain actions to avoid having the assets of the Company characterized as “plan assets,”
including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares.
If, notwithstanding our intent, assets of the Company were deemed to be “plan assets” under the Plan Asset
Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the REIT, and (ii) the possibility that certain transactions in which the
Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%.
Fiduciaries of “benefit plan investors” who decide to invest in the REIT could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the REIT or as co-fiduciaries for actions taken by or on behalf of the REIT, the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (“IRA”) that invests in the REIT, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
The fiduciary of each prospective investor must independently determine that our shares are an appropriate investment, taking into account the fiduciary’s obligations under ERISA, the Code and applicable provisions under any other federal, state, local, non-U.S. or other laws or regulations that are similar to such provisions of ERISA or the Code, and the facts and circumstances of each investing Plan investor.
Non-U.S. holders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of our shares.
The portion of distributions received by a beneficial owner of interests that is neither a partnership nor a holder of
FNLR’s stock who for U.S. federal income tax purposes is (i) an individual who is a citizen or resident of the United
States, (ii) a corporation (or entity treated as a corporation for U.S. federal income tax purposes) created or organized in the
United States or under the laws of the United States, or of any state thereof, or the District of Columbia, (iii) an estate, the income of which is includable in gross income for U.S. federal income tax purposes regardless of its source or (iv) a trust if
(A) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S.
fiduciaries have the authority to control all substantial decisions of the trust, or (B) the trust has a valid election in effect under applicable the regulations promulgated under the Code (“Treasury Regulations”) to be treated as a U.S. person. (the
“Non-U.S. Holder”) that is: (x) payable out of the Company’s earnings and profits; (y) not attributable to capital gains of the Company; and (z) not effectively connected with a U.S. trade or business of the Non-U.S. Holder, will be subject to
U.S. withholding tax at the rate of 30% (unless reduced by an applicable tax treaty or under the Code, and the Non-U.S.
Holder provides appropriate documentation regarding its eligibility for treaty benefits). In addition, a repurchase of our shares, to the extent not treated as a sale or exchange, may be treated as an ordinary dividend that is subject to the same withholding.
If our shares constitute a U.S. real property interest (“USRPI”), as described below, distributions that we make in excess of the sum of (i) the shareholder’s proportionate share of our earnings and profits, plus (ii) the shareholder’s basis in our common shares, will be taxed under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) in the same manner as if our common shares had been sold (as described below), and in such case the collection of the tax would be enforced by a refundable withholding tax at a rate of 15% of the amount by which the distribution exceeds the shareholder’s share of our earnings and profits.
Subject to certain exceptions discussed below, our shares will be treated as a USRPI if, at any time during a prescribed testing period, 50% or more of our assets consist of interests in real property located within the United States, excluding, for this purpose, interests in real property solely in a capacity as a creditor. We expect that 50% or more of our assets will consist of USRPIs. Even if the foregoing 50% test is met, however, our shares nonetheless will not constitute a
USRPI if we are a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT, less than 50% of the value of which is held directly or indirectly by Non-U.S. Holders at all times during a specified testing period (after applying certain presumptions regarding the ownership of the shares, as described in the Code). Under final U.S. Treasury Regulations, for purposes of the determination of whether a REIT is a domestically controlled qualified investment entity, the ownership by non-U.S. persons will be determined by looking through certain entities including non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned more than 50% directly or indirectly by foreign persons and by treating qualified foreign pension funds as foreign persons for this purpose. If we are classified as a USRPI, we cannot predict whether we will be a domestically controlled qualified investment entity. We further do not expect that our shares will be “regularly traded” for purposes of the FIRPTA exceptions that apply to certain small shareholders of regularly traded shares.
In addition, regardless of whether our shares are USRPIs, a Non-U.S. Holder that receives a distribution from us that is attributable to our gains from the disposition of USRPIs (which are expected to include substantially all of the
Company’s assets), including in connection with a repurchase of our shares (whether treated as a distribution or a sale or exchange), is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the
USRPI giving rise to such gains is attributable to periods prior to or during such Non-U.S. Holder’s ownership of our shares, and regardless of the amount of tax basis or gain or loss that the holder has in shares with respect to which the distribution or repurchase is made.
If we are and continue to be a domestically controlled qualified investment entity, the sale of our common shares should not be subject to taxation under FIRPTA (except in the case of a repurchase to the extent the repurchase proceeds are attributable to our gain from USRPIs). No assurance can be given that we will be a domestically controlled qualified investment entity. If gain on the sale of our shares were subject to taxation under FIRPTA, the Non-U.S. Holder would be required to file a U.S. federal income tax return and would be subject to the same treatment as a U.S. shareholder with respect to such gain, and the purchaser of the shares could be required to withhold 15% of the purchase price and remit such amount to the IRS.
Potential Non-U.S. Holders are urged to consult their tax advisors regarding FIRPTA and other federal, state, local, and foreign income and other tax considerations relevant to an investment in our shares in light of their particular investment or tax circumstances.
Our board of trustees is authorized to revoke our REIT election without investors approval, which may cause adverse consequences to our investors.
The Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our investors, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of trustees has certain legal duties to us and our investors and could only cause such changes in our tax treatment in good faith. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our investors, which may cause a reduction in the total return to our investors.
Risks Related to Ownership of Our Shares
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure you that the past experiences of Fortress or the Adviser and its affiliates will be sufficient to allow us to successfully achieve our investment objectives, and performance and investment profile of other Fortress Managed Accounts or other affiliates should not be used as an indicator of our likely performance or investment profile. As a result, an investment in our common shares may entail more risk than the common shares of beneficial ownership of a REIT with a substantial operating history.
The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification, limitations under Maryland law and other factors as our board of trustees may deem relevant from time to time. We may not be able to make distributions in the future. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
Our use of Operating Partnership units as consideration to acquire properties could result in shareholder dilution or limit our ability to sell such properties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for units in our Operating Partnership, which may result in shareholder dilution. The value attributable to such units will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such units if a public market for such units existed. If the value of such units is greater than the value of the related property, your interest in us may be diluted. Additionally, this acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
You may be restricted from acquiring or transferring certain amounts of our shares.
The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our Declaration of
Trust may inhibit market activity in our shares and restrict our business combination opportunities.
For us to qualify as a REIT, for every taxable year after the taxable year ended December 31, 2023, not more than
50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the
Code to include certain entities) during the last half of a taxable year, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year.
Our Declaration of Trust, with certain exceptions, requires our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our Declaration of Trust prohibits any person from beneficially or constructively owning (a) more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common shares, (b) more than 9.8% in value or number of shares, whichever is more restrictive, of any other class or series of our shares outstanding at the time of determination or (c) more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding shares of all classes or series unless they receive an exemption (prospectively or retroactively) from our board of trustees. Our board of trustees may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT.
This as well as other restrictions on transferability and ownership will not apply, however, if our board of trustees determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.
Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the
Operating Partnership issues additional units.
Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of
Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class S shares, an unlimited number of shares are classified as Class D shares, an unlimited number of shares are classified as Class I shares, an unlimited number of shares are classified as Class F-S shares, an unlimited number of shares are classified as Class F-D shares, an unlimited number of shares are classified as Class F-I shares, an unlimited number of shares are classified as
Class D-S shares, and an unlimited number of shares are classified as Class E shares, and an unlimited number of preferred shares of beneficial interest, par value $0.01 per share. In addition, our board of trustees may amend our Declaration of
Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After a shareholder purchases shares in our private offering, our board of trustees may elect, without shareholder approval, to: (1) sell additional shares in this or future offerings; (2) issue common shares or units in our Operating Partnership in private offerings; (3) issue common shares or units in our Operating
Partnership upon the exercise of the options we may grant to our independent trustees, officers, or future employees; (4)
issue common shares or units in our Operating Partnership to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (5) issue common shares or units in our Operating Partnership to sellers of properties we acquire;
or (6) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after a shareholder purchases shares in our private offering, such shareholder’s percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after a unitholder purchases units of our Operating Partnership in our private offering, such unitholder’s percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of trustees, be exchanged for common shares, any merger, exchange or conversion between our Operating
Partnership and another entity ultimately could result in the issuance of a substantial number of common shares, thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common shares held by our shareholders. Certain units in our
Operating Partnership may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common shares held by our shareholders.
There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for our shares, and we do not expect that such a market will ever develop in the future. In our perpetual-life structure, the investor may request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. While we may consider a liquidity event at any time in the future, we are not obligated by the Declaration of Trust or otherwise to effect a liquidity event at any time.
Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. An investment in the
Company should be viewed as an illiquid investment. We expect to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s
NAV per share) and not based on the price at which you initially purchased your shares, except that, subject to limited exceptions, (i) Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class
E shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price and (ii) in the case of Class D-S shares, such shares may only be repurchased to the extent they have been outstanding for at least two years. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities—Share Repurchase Plan.”
Your ability to have your shares repurchased through our share repurchase plan is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to, among other reasons, in our board of trustees’ discretion, lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in additional real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases of our Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) under our share repurchase plan and redemptions of Class S units, Class D units,
Class I units, Class F-S units, Class F-D units, Class F-I units, Class D-S units, Class E units and Class A units of our
Operating Partnership is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. Shares or units issued to the Adviser and its affiliates under our management fee or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are not subject to these repurchase limitations. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations, or repurchase fewer shares than such repurchase limitations) if in its reasonable judgment it deems such action to be in our best interest. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all our shares requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share repurchase plan), or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of trustees to consider at least quarterly whether the continued suspension of the plan is in the best interest of the
Company and its shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.
Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting the economic conditions in the United States and/or elsewhere or globally, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, disruptions in the labor market (including labor shortages and unemployment), market volatility (including volatility as a result of geopolitical events and military conflicts) and increasing inflation, could cause our shareholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth and diversification of our portfolio by property type and location, could be materially adversely affected. In addition, a significant volume of repurchase requests in a given period may cause requests to exceed the 2% monthly and 5% quarterly limits under our share repurchase plan, resulting in less than the full amount of repurchase requests being satisfied in such period.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares less attractive to investors.
We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a)
the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley
Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the
Sarbanes-Oxley Act even once we are no longer an emerging growth company.
The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report.
We have a limited track record and may not generate sufficient income to make distributions to our shareholders. Our board of trustees will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.
As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or Operating Partnership units), income from derivative instruments, the sale of our assets, and repayments of our real estate debt investments. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee and/or expense reimbursements in Class E shares or Class A units of our Operating Partnership (in lieu of cash) or the Special Limited Partner elects to receive its performance allocation in Class A units of our Operating
Partnership (in lieu of cash), how quickly we invest the proceeds from this and any future offering and the performance of our properties and other investments. Funding distributions from borrowings, offering proceeds (including from sales of our shares or other securities to Fortress or its affiliates), the sale of our assets or repayments of our real estate debt investments will result in us having less funds available to purchase properties or other investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows.
Likewise, funding distributions from the sale of additional shares or other securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources. To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment.

The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.
We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the
Special Limited Partner) with our shares or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on your investment. We may repurchase shares or redeem Operating Partnership units from the Adviser or the
Special Limited Partner shortly after issuing such units or shares. The payment of expenses in our shares or with Operating
Partnership units will dilute your ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive future fees or distributions in our shares or Operating Partnership units and may elect to receive such amounts in cash.
Purchases and repurchases of our shares are not made based on the current NAV per share of our shares.
Generally, our transaction price per share and the price at which we make repurchases of our shares will equal the
NAV per share of the applicable class as of the last calendar day of the prior month. The NAV per share, if calculated as of the date on which you make your subscription request or repurchase request, may be significantly different than the transaction price you pay or the repurchase price you receive. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that you acquire or repurchase our shares, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.
Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Each property will be valued by an independent third-party appraisal firm annually. Annual appraisals may be delayed for a short period in exceptional circumstances, and we do not intend to obtain annual appraisals for properties under construction until construction is completed. Thereafter, valuations of properties will generally be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms at least once per year in accordance with valuation guidelines and expected to be approved by our board of trustees. The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with monthly review and confirmation for reasonableness by our independent valuation advisor.
Investments in real estate debt and other securities with readily available market quotations will be valued monthly at fair value. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations and thus will generally be fair valued by the Adviser. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the cost of such loan. Each such investment will then be valued by the Adviser no later than the end of the first full month after we invest in such investment and no less than monthly thereafter.
Additionally, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.
For more information regarding our valuation process, see “Item 5. Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities—Calculation and Valuation of Net Asset Value.”
Although monthly valuations of our real properties will be reviewed and confirmed for reasonableness by our independent valuation advisor, such valuations are based on asset- and portfolio-level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real property, which information will not be independently verified by our independent valuation advisor.
Similarly, each month, an independent valuation advisor will review and confirm for reasonableness our monthly valuations of our real estate debt and other securities for which market quotations are not readily available. However, such valuations are based on information provided by the Adviser, which information will not be verified by our independent valuation advisor. While the independent valuation advisor reviews for reasonableness the assumptions, methodologies and valuation conclusions applied by the Adviser for our property and certain real estate debt and other securities valuations as set forth in our valuation guidelines, the independent valuation advisor is not responsible for, and does not calculate, our
NAV, as such responsibility is ultimately and solely the responsibility of the Adviser.
Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our shares or NAV-based fees we paid to the Adviser and the
Dealer Manager to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price you will pay for shares of our shares in our private offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, you may pay more than reliable value or receive less than realizable value for your investment.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are considered by the Adviser for purposes of valuing the relevant property, there may be a material change in our NAV per share amounts for each class of our shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the
NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month.
Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.
The Adviser’s determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party firms in individual appraisal reports and monthly valuations of our properties, real estate debt and other securities for which market prices are not readily available provided by the Adviser
(with valuations reviewed by the independent valuation advisor), each in accordance with valuation guidelines approved by our board of trustees. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Adviser will review appraisal reports and monitor our real estate and real estate debt, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our real estate and real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who repurchase their shares, or shareholders who buy new shares, or existing shareholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods used by Eisner to calculate our NAV, including the components used in calculating our NAV, and our Adviser in its review and confirmation of the calculations in connection therewith, in each case, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We publish our NAV solely for purposes of establishing the price at which we sell and repurchase our shares, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Adviser’s management fee and the Special Limited Partner’s performance participation interests. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our shares were sold or repurchased or on the amount of the
Adviser’s management fee or the Special Limited Partner’s performance participation interests, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Company’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Item 5. Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities—Calculation and Valuation of Net Asset Value.”
You may have current tax liability on distributions you elect to reinvest in our shares.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will generally be taxed on, the amount reinvested in our shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Our success and possibility of returns depend on our ability to identify and select appropriate investments, and there is no assurance that investors will receive return on their capital.
Our success depends on the ability of the Adviser to identify and select appropriate investments, as well as our ability to acquire, lease, manage and dispose of those investments. In connection therewith, although the Adviser may identify certain prospective investment opportunities in entities in which affiliates have or are concurrently making an investment, the terms of any such Fortress Affiliate’s investment may restrict us from investing in such entities as a result of its potential status as an affiliate of the entity or of another investor. There can be no assurance that we will achieve our investment or performance objectives, including the identification of suitable investment opportunities and the achievement of targeted returns, or that we will be able to fully invest our committed capital. The possibility of partial or total loss of our capital exists and no assurance can be given that investors will receive a return of their capital. Moreover, the returns and the performance of other Fortress Managed Accounts or other affiliates are not indicative of our future returns or performance.
Investors do not have the protections provided under the Investment Company Act.
While we may be considered similar to an investment company, we are not required to be and are not registered as such under the Investment Company Act in reliance upon an exemption thereunder and, accordingly, the provisions of the
Investment Company Act (which may provide certain regulatory safeguards to investors) are not applicable to the shareholders.

Certain of our confidentiality provisions may limit an investor’s access to information and may require investors to also maintain confidentiality.
Subject to certain exceptions, investors will be required to keep information relating to the Company confidential.
Except as permitted by us or as required by applicable law, all information, documents, reports, understandings, agreements and other arrangements between and among our partners, and all other non-public information received from, or otherwise relating to, us, any of our partners or any investment, will be confidential, and investors must use their reasonable best efforts not to disclose or otherwise release to any other party such matters without our written consent. To protect the sensitive nature of such confidential information, we will have the right to keep confidential from investors any information that we reasonably believe to be in the nature of trade secrets, legally privileged materials related to a claim or other information the disclosure of which we in good faith believe is not in our best interest or could damage us or our investments or which we are required by law or by agreement with a third-party to keep confidential. In addition, we will not provide and will not be required to provide access to information pertaining to us or our investments if we, in our discretion, desire or seek to protect such information in connection with privileged information. To the extent that investors are provided with information which is subsequently found to be subject to privileged information, the value of assets held by us and the strategy in respect of such assets may be adversely affected.
ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.CYBERSECURITY
Our operations are highly dependent on the information systems and technology of Fortress, the indirect affiliate of our Adviser, which has implemented a cybersecurity management program. Below are details Fortress has provided to us regarding its cybersecurity program that are relevant to us. The Company uses Fortress's cybersecurity program to assess, identify and mange material cybersecurity risks affecting the Company and its operations.
Cybersecurity Processes and Risk Assessment
Fortress’s cybersecurity program is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v)
notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Fortress has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Fortress’s cybersecurity program is managed by
Fortress’s Chief Information Security Officer and Fortress’s Chief Technology Officer (together, “Fortress IT
Management”), who report to Fortress’s Chief Financial Officer. Fortress IT Management and their team are responsible for implementing Fortress’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards.
These processes and systems are designed to protect against unauthorized access of information, including by cyber-
attacks, and Fortress’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Fortress’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Fortress’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.
Fortress’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Fortress’s deployment of cybersecurity best practices and industry frameworks and help to identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Fortress IT Management for remediation. When Fortress engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Fortress also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Fortress conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Fortress has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Fortress’s Enterprise Security Steering Committee (the "ESSC"), a cross-
functional management committee that includes its General Counsel, Chief Financial Officer, Chief Operating Officer,
Chief Compliance Officer, Chief Human Resources Officer and Fortress IT Management. The ESSC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Fortress’s cybersecurity program, which is overseen by the ESSC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Fortress’s
Chief Technology Officer, who has over 30 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Fortress’s Chief Information Security Officer, who
has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The ESSC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Fortress’s cybersecurity program.
The Company's board of trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to an audit committee of the board of trustees (the “Audit
Committee”). The Company's CFO periodically reports to the Audit Committee as well as the full board of trustees as appropriate, on cybersecurity matters. Such reporting includes updates on Fortress’s cybersecurity program, the external threat environment and Fortress’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Fortress’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
We are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Part I. Item 1A. Risk Factors—Risks Related to Our
Business and Operations—Our business and operations could suffer in the event of system failures or cybersecurity breaches.”

ITEM 2.PROPERTIES
Our principal office is located at 1345 Avenue of the Americas, New York, NY 10105. As part of the
Management Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.
For an overview of our real estate investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations—Year Ended 2024 Highlights—Overall Portfolio.”
ITEM 3.LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.
We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no public market for our shares currently, nor can we give any assurance that one will develop. Our outstanding shares are offered and sold in transactions exempt from registration under the Securities Act under Section
4(a)(2) and Regulation D promulgated thereunder. See “—Recent Sales of Unregistered Securities” for more information.
Offering of Common Shares
Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our common shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager). A subscription order may be canceled at any time before the time it has been accepted. As of December 31, 2024, we have received aggregate proceeds of $814.1 million from the sale of our common shares.
Each class of common shares has different upfront transaction fees and ongoing shareholder servicing fees. Other than the differences in upfront transaction fees and ongoing shareholder servicing fees, each class of common shares has the same economic and voting rights.
The Dealer Manager, an affiliate of the Adviser, serves as the dealer manager for our private offering. No upfront selling fees will be paid to the Company or Dealer Manager with respect to the Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares. However, for Class S shares, Class D shares, Class F-S shares and Class F-D shares that are purchased through certain financial intermediaries, those financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, limited to a percent of the transaction price. The following table details the upfront transaction fees and ongoing shareholder servicing fees:

	Class S Shares	Class D Shares	Class I Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class D-S Shares	Class E Shares
Transaction Fees	Up to 3.50%	Up to 1.50%	—	Up to 3.50%	Up to 1.50%	—	—	—
Shareholder servicing fee (% of NAV)	0.85%	0.25%	—	0.85%	0.25%	—	—	—
The purchase price per share of each class will be equal to the then-current transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month. Our NAV for each class of shares will be based on the net asset value of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deductions of any liabilities (including the allocation/accrual of any performance participation to the Special Limited Partners and the deduction of any ongoing service fees specifically applicable to such class of shares). See “—NAV and NAV Per Share Calculation” and “—Relationship between NAV and
Our Transaction Price” for more information about the calculation of NAV per share and the relationship to the transaction price.

The following table presents our monthly NAV per share for each class of our common shares for the period of
September 28, 2023 (Inception) through December 31, 2024:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class F-I X	Class B-X	Class C(1)	Class D-S(2)	Class D-X	Class E(4)
November 30, 2023(3)	$—	$—	$—	$—	$—	$—	$10.0099	$10.0099	$10.0099	$—	$—	$10.0099
December 31, 2023	$—	$—	$—	$—	$—	$—	$10.0125	$10.0038	$10.0076	$—	$—	$10.0130
January 31, 2024	$—	$—	$—	$—	$—	$—	$10.0282	$10.0226	$10.0237	$—	$10.0259	$10.0291
February 29, 2024	$—	$—	$—	$—	$—	$—	$10.0493	$10.0344	$10.0424	$—	$10.0431	$10.0517
March 31, 2024	$—	$—	$—	$—	$—	$10.0433	$10.0645	$10.0495	$—	$—	$10.0566	$10.0661
April 30, 2024	$—	$—	$—	$—	$—	$10.0313	$10.0715	$10.0565	$—	$10.0622	$10.0622	$10.0724
May 31, 2024	$—	$—	$—	$—	$—	$10.0301	$10.0803	$—	$—	$10.0624	$10.0709	$10.0810
June 30, 2024	$—	$—	$—	$—	$—	$10.0299	$10.0938	$—	$—	$10.0676	$10.0844	$10.0941
July 31, 2024	$—	$—	$—	$—	$—	$10.0338	$10.1123	$—	$—	$10.0774	$10.1024	$10.1114
August 31, 2024	$—	$—	$—	$—	$—	$10.0427	$—	$—	$—	$10.0932	$10.1265	$10.1342
September 30, 2024	$—	$—	$—	$10.0989	$—	$10.1098	$—	$—	$—	$10.1719	$10.2121	$10.2188
October 31, 2024	$—	$—	$—	$10.1055	$—	$10.1422	$—	$—	$—	$10.2240	$10.2595	$10.2695
November 30, 2024	$—	$—	$—	$10.1055	$—	$10.1481	$—	$—	$—	$10.2416	$10.2859	$10.2695
December 31, 2024	$—	$—	$—	$10.1525	$—	$10.1894	$—	$—	$—	$10.2950	$10.3486	$10.3499
(1) As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(2) Class D shares were renamed to Class D-S shares effective November 14, 2024.
(3)The Company satisfied the minimum offering requirement on November 1, 2023; therefore, shares were not issued until such date. As such, NAV per share presentation begins in November 2023.
(4)Class E shares are classified as Redeemable common stock.
Holders
As of March 28, 2025, there were 113 holders of record of our Class I shares, 413 holders of record of our Class
F-S shares, 2,162 holders of record of our Class F-I shares, 880 holders of record of our Class D-S shares, 1 holder of record of our Class D-X shares and 48 holders of record of our Class E shares.
Calculation and Valuation of Net Asset Value
Our NAV for each class of shares is determined by the Adviser based on the net asset values of our investments
(including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner, and will also include the deduction of any class-specific items, such as ongoing servicing fees, that are specifically applicable to such class of shares, in all cases as described below.
Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-
length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our independent valuation advisor will review our valuation guidelines and methodologies related to investments in real property and real estate debt and other securities (as described below) with the Adviser and our board of trustees initially and will review any material changes to the valuation guidelines and methodologies on an ongoing basis.
Our board of trustees will not be involved in the monthly valuation of our assets and liabilities, but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of
NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of
NAV.

Our NAV per share for each class of shares will be calculated by Eisner, and such calculation will be reviewed and confirmed by the Adviser. With the approval of our board of trustees, including a majority of our independent trustees, we have engaged Empire, an independent third-party valuation firm, to serve as our independent valuation advisor with respect to our real properties, leases and certain real estate debt and other securities, which will review monthly internal valuations of real properties, leases and certain real estate debt and other securities prepared by the Adviser. Pursuant to our valuation services agreement with our independent valuation advisor, each valuation confirmation report for our assets will be addressed solely to assist Eisner in calculating our NAV and our Adviser in its review and confirmation of the calculations in connection therewith. Pursuant to our valuation services agreement with our independent valuation advisor, the independent valuation advisor will review the Adviser’s monthly valuations. Based in part on these valuations and third-party appraisals (which we do not presently expect to be reviewed by the independent valuation advisor), the Adviser will render a final valuation in order for Eisner to calculate our NAV. The appraisals for our property investments performed by independent third-party appraisal firms will be one of several components considered by the Adviser in determining the value of our properties that will be used when Eisner calculates our NAV per share for each class of shares.
Our independent valuation advisor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our board of trustees, including a majority of our independent trustees. Our independent valuation advisor will discharge its responsibilities in accordance with our valuation guidelines.
We have agreed to pay fees to our independent valuation advisor upon its delivery to us of its review reports. We have also agreed to indemnify our independent valuation advisor against certain liabilities arising out of this engagement. The compensation we pay to our independent valuation advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.
Our independent valuation advisor and certain of the independent third-party appraisers have provided, and are expected to continue to provide, real estate appraisal, appraisal management and real estate valuation advisory services to
Fortress and its affiliates and have received, and are expected to continue to receive, fees in connection with such services.
Our independent valuation advisor and certain of the independent third-party appraisers and their respective affiliates may from time to time in the future perform other commercial real estate and financial advisory services for Fortress and its affiliates, or in transactions related to the properties that are the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the independent valuation advisor or the applicable appraiser as certified in the applicable appraisal report.
Valuation of Investments
Consolidated Properties
For the purposes of calculating our monthly NAV, our properties will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We initially capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.
Each property will be valued by an independent third-party appraisal firm no less frequently than annually.
Annual appraisals may be delayed for a short period in exceptional circumstances, and we do not intend to obtain annual appraisals for properties under construction until construction is completed. Each third-party appraisal is performed in accordance with the Uniform Standards of Professional Appraisal Practice, or the similar industry standard for the country where the property appraisal is conducted. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report with an estimated range of gross market value of the property. Concurrent with the appraisal process, the Adviser values each property and, taking into account the appraisal, among other factors, determines the appropriate valuation within the range provided by the independent third-party appraisal firm. Each appraisal must be reviewed, approved and signed by an individual with the professional designation of a Member of the Appraisal Institute or, for international appraisals, a public or other certified expert for real estate valuations. We believe our policy of obtaining appraisals by independent third parties will meaningfully enhance the accuracy of our NAV calculation. Any appraisal provided by an independent third-party appraisal firm will be performed in accordance with our valuation guidelines.
The Adviser will value our properties monthly, based on current material market data and other information deemed relevant, with review and confirmation for reasonableness by our independent valuation advisor. We anticipate that the annual appraisals of our properties may be conducted on a rolling basis, such that properties may be appraised at different times but each would be appraised at least annually. When an annual appraisal is received, our valuations will fall within the range of the third-party appraisal; however, updates to valuations thereafter may be outside of the range of values provided in the most recent third-party appraisal (subject to a review for reasonableness by the independent valuation advisor). Although monthly reviews of each of our real property valuations will be performed by our independent valuation advisor in the interim 11 months except the month an appraisal is conducted, such reviews are based on asset and portfolio level information provided by the Adviser, including historical or forecasted operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned estimated capital expenditures, the then-most recent annual third-party appraisals, and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor.
The Adviser will monitor our properties for events that the Adviser believes may be expected to have a material impact on the most recent estimated values of such property, and will notify our independent valuation advisor of such events. If, in the opinion of the Adviser, an event becomes known to the Adviser (including through communication with our independent valuation advisor) that is likely to have any material impact on previously provided estimated values of the affected properties, the Adviser may adjust the valuation of such properties, subject to the review and confirmation for reasonableness of our independent valuation advisor. If deemed appropriate by the Adviser or our independent valuation advisor, any necessary adjustment will be determined as soon as practicable. Annual appraisals may also trigger an adjustment in the value of a property when received.
For example, a valuation adjustment may be appropriate to reflect the occurrence of an unexpected property-
specific event such as a termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a wholly-
owned property to change materially. Valuation adjustments may also be appropriate to reflect the occurrence of broader market-driven events identified by the Adviser or our independent valuation advisor which may impact more than a specific property. Any such adjustments will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time.
In general, we expect that any adjustments to appraised values will be calculated promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Adviser. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. The resulting potential disparity in our NAV may be detrimental to shareholders whose shares are repurchased or new purchasers of our common shares, depending on whether our published NAV per share for such class is overstated or understated.
Real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the property), irrespective of any property-level financing that may be in place. We expect to use the income capitalization approach (direct capitalization or discounted cash flows) as the primary methodology to value properties. In the direct capitalization method, a capitalization rate is applied to the forward 12 months net operating income of each property to derive fair value. In the discounted cash flow methodology, a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property, using market-supported discount rates and terminal capitalization rates. Consistent with industry practices, the income approach may incorporate subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value.
Other methodologies that may also be used to value properties include sales comparisons and cost approaches. Under the sales comparison approach, the Adviser or the independent third-party appraiser develops an opinion of value by comparing the subject property to similar, recently sold properties in the surrounding or competing area.
Under the cost approach, the value of a property is derived by adding the estimated land value to the current cost of constructing a replacement of the improvements and then subtracting the amount of value depreciation in the structures from all causes. Because the appraisals performed by third parties, the estimated value within the range of values provided by third-party-appraisal firms, and the updates to the valuation of our properties made by the Adviser involve subjective judgments, the estimated fair value of our assets that will be included in our NAV may not reflect the liquidation value or net realizable value of our properties.

In conducting their investigations and analyses, our independent valuation advisor and other independent third-
party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) budgeted revenues and expenses of the property;
(iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Although our independent valuation advisor may review information supplied or otherwise made available by us for reasonableness, it will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and will not undertake any duty or responsibility to verify independently any of such information. Our independent valuation advisor will not make or obtain an independent valuation or appraisal of any of our other assets or liabilities (contingent or otherwise) other than our real properties and certain of our real estate debt and other securities. With respect to operating or financial forecasts and other information and data to be provided to or otherwise to be reviewed by or discussed with our independent valuation advisor, our independent valuation advisor will assume that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting currently available estimates and judgments of our management and the Adviser, and will rely upon the Adviser to advise our independent valuation advisor promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of review.
In performing their analyses, the Adviser, our independent valuation advisor and other independent third-party appraisal firms will make numerous other assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, our independent valuation advisor and other independent third-party appraisal firms will assume that we have clear and marketable title to each real estate property valued, that no title defects exist unless specifically informed to the contrary, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, our independent valuation advisor’s review, opinions and conclusions will necessarily be based upon market, economic, financial and other circumstances and conditions existing prior to the valuation, and any material change in such circumstances and conditions may affect our independent valuation advisor’s review and conclusions. Our independent valuation advisor’s review reports may contain other assumptions, qualifications and limitations set forth in the respective appraisal reports that qualify the review, opinions and conclusions set forth therein. As such, the carrying values of our real properties may not reflect the price at which the properties could be sold in the market, and the difference between carrying values and the ultimate sales prices could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.
Pursuant to our valuation services agreement with our independent valuation advisor, each valuation confirmation report for our assets will be addressed solely to us to assist Eisner in calculating our NAV, and our Adviser in its review and confirmation of the calculations in connection therewith. Such valuation confirmation reports and appraisal reports, respectively, relating to our properties will not be addressed to the public, will not contain any conclusion regarding our
NAV, and may not be relied upon by any other person to establish an estimated value of our common shares and will not constitute a recommendation to any person to purchase or sell any common shares. In preparing appraisal reports, independent third-party appraisal firms will not be requested to solicit third-party indications of interest for our common shares or any of our properties in connection with possible purchases thereof or the acquisition of all or any part of us.
In cases in which our net equity interests in certain properties have no or only a nominal net asset value due to factors such as cash flow performance or marketability, as reasonably determined by the Adviser, the Adviser may exclude such properties from the review by our independent valuation advisor and from valuation by the independent third-party appraisal firm.
The Adviser’s valuation of each other investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by our independent valuation advisor or appraised.
Eisner will then incorporate such adjusted valuations into our NAV, which will then be reviewed and confirmed by the
Adviser.
Unconsolidated Properties Held Through Joint Ventures
Unconsolidated properties held through joint ventures generally will be valued in a manner that is consistent with the guidelines described above for consolidated properties. Once the value of a property held by the joint venture and the fair value of any other assets and liabilities of the joint venture are determined, the value of our interest in the joint venture would then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in the joint venture, which would generally be a percentage of the joint venture’s NAV, subject to the terms of the joint venture.
Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment. The valuation of our interest in joint ventures prepared by the Adviser will not be reviewed by our independent valuation advisor.
Valuation of Real Estate Debt and Other Securities
In general, real estate debt and other securities will be valued by the Adviser based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.
Readily available market quotations
Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of our real estate debt and other securities. When reliable market quotations for real estate debt and other securities are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations and will value such investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Adviser to not be reliable, the Adviser may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Adviser. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly-traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades.
No readily available market quotations
If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).
Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations.
In the case of loans acquired by us, such initial value will generally be the acquisition cost of such loan. In the case of loans originated by us, such initial value will generally be the cost of such loan. Each such investment will then be valued by the Adviser within the first full month after we make such investment and no less frequently than monthly thereafter in accordance with the procedures set forth in the immediately following paragraph.
To conduct its initial monthly valuations of such loan investments, the Adviser will initially determine if there is adequate collateral real estate value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value.
If the market yield is not estimated to approximate the investment’s yield, the Adviser will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield.
Market yield is estimated as of each monthly valuation date based on a variety of inputs regarding the collateral asset(s) performance, local/macro real estate performance, and capital market conditions, in each case as determined in good faith by the Adviser. These factors may include, but are not limited to: purchase price/par value of such real estate debt or other difficult to value securities; debt yield, capitalization rates, loan-to-value ratio, and replacement cost of the collateral asset(s); borrower financial condition, reputation, and indications of intent (e.g., pending repayments, extensions, defaults, etc.); and known transactions or other price discovery for comparable debt investments. In the absence of collateral real estate value supporting such securities, the Adviser will consider the residual value to its securities, following repayment of any senior debt or other obligations of the collateral asset(s). Our independent valuation advisor will generally review and confirm the reasonableness of the valuation of our real estate debt investments without readily available market quotations upon the Adviser’s initial valuation of such investment and each month thereafter.

Our board of trustees has delegated to the Adviser the responsibility for monitoring significant events that may materially affect the values of our real estate debt and other securities investments and for determining whether the value of the applicable investments should be re-evaluated in light of such significant events. Except as otherwise provided in our valuation guidelines, the valuation of our real estate debt and other securities will not be reviewed by our independent valuation advisor or appraised.
Liabilities
We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Adviser and the Dealer Manager, any accrued performance participation allocation to the
Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to class-specific ongoing servicing fees and, when and as applicable, any class-specific management fees and class-specific accruals/allocations of the Special Limited Partner’s performance participation interest will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. Our debt will be valued at fair value in accordance with GAAP. For purposes of calculating our NAV, the organization and offering expenses paid by the Adviser through the first anniversary of the date on which we broke escrow for our private offering will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. The Adviser’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment-level debt, deal terms and structure will not be reviewed by the independent valuation advisor or appraised.
NAV and NAV Per Share Calculation
Our NAV will be calculated for each of these classes by Eisner. Our board of trustees, including a majority of our independent trustees, may replace Eisner with another party, including our Adviser, if it is deemed appropriate to do so.
The Adviser is ultimately and solely responsible for reviewing and confirming our NAV, and overseeing the process around the calculation of our NAV, in each case, as performed by Eisner.
Each class will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees, and when and as applicable, any class-specific management fees and class-specific accruals/allocations of the Special
Limited Partner’s performance participation interest. In accordance with the valuation guidelines, Eisner calculates our
NAV per share for each class as of the last calendar day of each month, using a process that reflects several components
(each as described above), including the estimated fair value of (1) each of our properties based in part upon individual appraisal reports provided periodically by third-party independent appraisal firms, as finally determined and updated monthly by the Adviser, with review and confirmation for reasonableness by our independent valuation advisor, (2) our real estate debt and other securities for which third-party market quotes are available, (3) our other real estate debt and other securities, if any, and (4) our other assets and liabilities. Because class-specific ongoing servicing fees, and when and as applicable, any class-specific management fees and class-specific accruals/allocations of the Special Limited Partner’s performance participation interest that are allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ.
Our Operating Partnership has classes of units that are each economically equivalent to a corresponding class of shares. Accordingly, on the last day of each month, the NAV per Operating Partnership unit of such units equals the NAV per share of the corresponding class. To the extent our Operating Partnership has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with these guidelines. The NAV of our Operating
Partnership on the last calendar day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.
Our NAV for each class of shares will be based on the NAVs of our investments (including real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation interest to the Special Limited Partner and the deduction of any ongoing servicing fees and management fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate
NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month.

Changes in our monthly NAV before class-specific items include, without limitation, accruals of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV before class-specific items also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month.
Notwithstanding anything herein to the contrary, the Adviser may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, Eisner incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common shares, accruals of class-specific ongoing servicing fees and, as applicable, any accruals of any class-specific management fees and accruals/allocations of the Special Limited Partner’s performance participation interest. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.
The combination of the Class S NAV, Class D NAV, Class I NAV, Class F-S NAV, Class F-D NAV, Class F-I
NAV,  Class D-S NAV, Class D-X NAV and Class E NAV equals the aggregate NAV of our assets, which will consist almost entirely of the value of our interest in the Operating Partnership, less our liabilities, including liabilities related to class-specific ongoing servicing fees, management fees, and performance participation accruals/allocations. The value of our interest in the Operating Partnership is equal to the excess of the aggregate NAV of the Operating Partnership over the portion thereof that would be distributed to any limited partners other than us if the Operating Partnership were liquidated.
The aggregate NAV of the Operating Partnership is the excess of the value of the Operating Partnership’s assets (including the fair value of its properties, real estate debt and other securities, cash and other investments) over its liabilities (including the fair value of its debt, any declared and accrued unpaid distributions, any accrued performance participation allocation and the expenses attributable to its operations). The Adviser calculates the fair value of the assets and liabilities of the
Operating Partnership as directed by our valuation guidelines based upon values received from various sources, as described in more detail above.
Relationship between NAV and Our Transaction Price
Purchases and repurchases of our common shares are not made based on the current NAV per share of our common shares at the time of purchase or repurchase. Generally, our transaction price will equal our prior month’s NAV.
The transaction price will be the price at which we repurchase shares (subject to a potential early redemption discount) and the price at which we offer shares (subject to any applicable upfront selling commission and dealer manager fees).
Although the transaction price will generally be based on our prior month’s NAV per share, such prior month’s NAV may be significantly different from the current NAV per share of the applicable class of shares of beneficial interest as of the date on which your purchase or repurchase occurs.
In addition, we may offer shares of any class at a price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share of the applicable class (including by updating a previously available offering price) or suspend our offering and/or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share of such class of shares since the end of the prior month. In cases where our transaction price is not based on the prior month’s NAV per share, the offering price and repurchase price will not equal our NAV per share as of any time. The Adviser may determine whether a material change has occurred to our NAV per share since the end of the prior month and whether to set a transaction price that differs from the previous month’s NAV per share, and in such cases, has discretion over what such transaction price will be.
Limits on the Calculation of Our NAV Per Share
The overarching principle of our valuation guidelines is to produce reasonable estimated values for each of our investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. However, the majority of our assets will consist of real estate properties and, as with any real estate valuation protocol and as described above, the valuation of our properties (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our real estate properties (and other assets and liabilities). Any resulting potential disparity in our NAV per share may be in favor of shareholders whose shares are repurchased, existing shareholders or new purchasers of our common shares, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV). See “Item
1A. Risk Factors—Valuations and appraisals of our real estate and real estate debt are estimates of fair value and may not necessarily correspond to realizable value,” “—Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month” and “—It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.”
Additionally, while the methodologies and procedures contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Adviser’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied; provided that the Adviser must notify our board of trustees at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our board of trustees may suspend the offering and/or our share repurchase plan if it determines that the calculation of our NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets.
We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to sell shares under our share repurchase plan and our ability to modify or suspend our share repurchase plan at any time.
Our NAV generally does not consider exit costs (e.g., selling costs and commissions and debt prepayment penalties related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.
Our NAV per share does not represent the amount of our assets less our liabilities in accordance with GAAP. We do not represent, warrant or guarantee that:
•a shareholder would be able to realize the NAV per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;
•a shareholder would ultimately realize distributions per share equal to the NAV per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•our common shares would trade at their NAV per share on a national securities exchange;
•a third party would offer the NAV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or
•the NAV per share would equate to a market price of an open-ended real estate fund.
Distribution Policy
We declare monthly distributions based on record dates established by our board of trustees and pay such distributions on a monthly basis and have declared such distributions since November 30, 2023. Our distribution policy has been set by our board of trustees and is subject to change based on available cash flows. We cannot guarantee the amount of distributions to be paid, if any. In connection with a distribution to our shareholders, our board of trustees approves a monthly distribution for a certain dollar amount per share for each class of our shares. We then calculate each shareholder’s specific distribution amount for the month using applicable record and declaration dates, and your distributions begin to accrue on the date you are admitted as a shareholder.

Distributions will generally be made on all classes of our common shares at the same time. The per share amount of distributions on Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares,
Class D-S shares and Class E shares will likely differ because of adjustment for class-specific items such as ongoing servicing fees, management fees and accruals/allocations of the performance participation interest. We expect to use the
“record share” method of determining the per share amount of distributions on Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares, although our board of trustees may choose any other method. The “record share” method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants. Under this method, the amount to be distributed on our common shares will be increased by the sum of all class-specific ongoing servicing fees, and as applicable, any class-specific management fees and accruals/allocations of the performance participation interest, for such period. Such amount will be divided by the number of our common shares outstanding on the record date. Such per share amount will be reduced for each class of common shares by the per share amount of any class-
specific ongoing servicing fees, and as applicable, any class-specific management fees and accruals/allocations of performance participation interest allocable to such class, if applicable.
We intend to distribute sufficient income so that we satisfy the requirements for qualification as a REIT. In order to qualify as a REIT, we will be required to distribute annually to holders of Fortress Net Lease REIT common shares at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and the Treasury
Regulations, is generally equivalent to net taxable ordinary income (and could be all cash or a combination of cash and stock satisfying the requirements of applicable law).
Distributions are authorized at the discretion of our board of trustees, in accordance with our earnings, cash flows and general financial condition. Our board of trustees’ discretion is directed, in substantial part, by its obligation to cause us to comply with REIT requirements. We have not established any limit on the amount of proceeds from our private offering that may be used to fund distributions other than those limits imposed by our organizational documents and Maryland law.
Our board of trustees may delegate to a committee of trustees the power to fix the amount and other terms of a distribution. In addition, if our board of trustees gives general authorization for a distribution and provides for or establishes a method or procedure for determining the maximum amount of the distribution, our board of trustees may delegate to one of our officers the power, in accordance with the general authorization, to fix the amount and other terms of the distribution.
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

The following table details the total net distribution for each of our share classes for the year ended December 31,
2024:

Record Date	Class S	Class D	Class I	Class F–S	Class F–D	Class F–I	Class F-I X	Class B–X	Class C(1)	Class D–S(2)	Class D-X	Class E
January 31, 2024	$—	$—	$—	$—	$—	$—	$0.0396	$0.0396	$0.0396	$—	$0.0396	$0.0396
February 29, 2024	$—	$—	$—	$—	$—	$—	$0.0439	$0.0439	$0.0439	$—	$0.0439	$0.0439
March 31, 2024	$—	$—	$—	$—	$—	$0.0440	$0.0440	$0.0440	$—	$—	$0.0440	$0.0440
April 30, 2024	$—	$—	$—	$—	$—	$0.0481	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481
May 31, 2024	$—	$—	$—	$—	$—	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481	$0.0481
June 30, 2024	$—	$—	$—	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
July 31, 2024	$—	$—	$—	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
August 31, 2024	$—	$—	$—	$—	$—	$0.0502	$—	$—	$—	$0.0502	$0.0502	$0.0502
September 30, 2024	$—	$—	$—	$0.0431	$—	$0.0502	$—	$—	$—	$0.0502	$0.0502	$0.0502
October 31, 2024	$—	$—	$—	$0.0455	$—	$0.0527	$—	$—	$—	$0.0527	$0.0527	$0.0527
November 30, 2024	$—	$—	$—	$0.0456	$—	$0.0528	$—	$—	$—	$0.0528	$0.0528	$0.0528
December 31, 2024	$—	$—	$—	$0.0457	$—	$0.0529	$—	$—	$—	$0.0529	$0.0529	$0.0529
Total	$—	$—	$—	$0.1799	$—	$0.4994	$0.3241	$0.1756	$0.0835	$0.4073	$0.5829	$0.5829
________________
(1)As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(2)Class D shares were renamed to Class D-S shares effective November 14, 2024.
For the year ended December 31, 2024, we declared net distributions of $33.0 million. The following table outlines the tax character of our distributions paid in 2024 as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2024	40.86%	—%	59.14%
The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows.
The following table details our distributions declared for the year ended December 31, 2024 ($ in thousands):

	Year Ended December 31, 2024
Distributions	Amount	Percentage
Payable in cash	$21,800	66%
Reinvested in shares	11,240	34%
Total distributions	$33,040	100%
Source of Distributions
Cash flows from operating activities(1)	$33,040	100%
Offering proceeds	—	—%
Total sources of distributions	$33,040	100%
Cash flows from operating activities	$34,102
___________
(1) As of December 31, 2024, our inception to date cash flows from operating activities have funded 100% of our distributions.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. If you participate in our distribution reinvestment plan, the cash distributions attributable to the class of shares that you own will be automatically invested in additional shares of the same class. The purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable.
Shareholders will not pay any upfront selling commission, dealer manager fees, or other similar placement fees (together, the “Upfront Sales Load”) when purchasing shares under our distribution reinvestment plan; however, all outstanding Class
S shares, Class D shares, Class F-S shares and Class F-D shares, including those purchased under our distribution reinvestment plan, will be subject to ongoing servicing fees. No ongoing servicing fees are paid with respect to Class I shares, Class F-I shares, Class D-S shares and Class E shares. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Share Repurchase Plan
Shareholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan (the “Share Repurchase Plan”). Under our share repurchase plan, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last business day of that month (each such date, a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the
Repurchase Date, except that (i) Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-
I shares and Class E shares that have not been outstanding for at least one year will be repurchased in accordance with the
Early Repurchase Deduction and subject to certain limited exceptions and (ii) Class D-S shares that have not been outstanding for at least two years may not be repurchased. The one-year and two-year holding periods are each measured as of the first calendar day immediately following the prospective repurchase date. Additionally, any shareholder who has received Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares, Class D-X shares or Class E shares in exchange for its Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the relevant holding period for such shares, as applicable.
However, while shareholders may request on a monthly basis that we repurchase all or any portion of their shares pursuant to our share repurchase plan, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the discretion of our board of trustees. In addition, our ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month.
The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class
F-D shares, Class F-I shares, Class D-S shares and Class E shares (including repurchases at certain non-U.S. investor access funds primarily created to hold our common shares but excluding any Early Repurchase Deduction applicable to the repurchased shares) under our share repurchase plan and redemptions of Class S units, Class D units, Class I units, Class F-
S units, Class F-D units, Class F-I units, Class D-S units, Class E units and Class A units of our Operating Partnership is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares or units issued to the Adviser and its affiliates under our management fee or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.

Mandatory Holding Period (Class D-S shares)
Class D-S shares may only be repurchased by us to the extent they have been outstanding for at least two years
(such period with respect to any such shares, a “Mandatory Holding Period”). The Mandatory Holding Period is measured as of the first calendar day immediately following the prospective repurchase date. Additionally, any shareholder who has received Class D-S shares in exchange for its Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such shares. The Mandatory
Holding Period will not apply to Class D-S shares acquired through our distribution reinvestment plan.
We may, from time to time, waive the Mandatory Holding Period in the following circumstances (subject to the conditions described below):
•repurchases resulting from death or qualifying disability; or
•in the event that a shareholder’s Class D-S shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.
As set forth above, we may waive the Mandatory Holding Period in respect of repurchases of Class D-S shares resulting from the death or qualifying disability (as such term is defined in Section 72(m)(7) of the Code) of a shareholder who is a natural person, including such shares held by such shareholder through a trust or an IRA or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of such shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust or (ii) in the case of qualified disability, receiving written notice from such shareholder along with a physician’s certification of disability as defined in Section 72(m)(7) of the Code; provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder. We must receive the written repurchase request within 12 months after the death of the shareholder or the initial determination of the shareholder’s disability in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death or disability of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of any Class D-S shares, the request to have such shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Mandatory Holding Period upon death or disability does not apply.
In addition, Class D-S shares may be sold to certain feeder vehicles primarily created to hold such shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may agree not to apply the Mandatory Holding Period to the feeder vehicles or underlying investors, often because of administrative or systems limitations. Further, the Company will not apply the Mandatory
Holding Period on repurchases of any Class D-S shares submitted by discretionary model portfolio management programs
(and similar arrangements) as approved by the Company.
Early Repurchase Deduction
For Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class
E shares, there is no minimum holding period and shareholders holding any such shares can request that the Company repurchase such shares at any time. However, subject to limited exceptions, Class S shares, Class D shares, Class I shares,
Class F-S shares, Class F-D shares, Class F-I shares and Class E shares that have not been outstanding for at least one year will be repurchased at 98% of the transaction price (an “Early Repurchase Deduction”) on the applicable repurchase date.
The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. Additionally, any shareholder who has received Class S shares, Class D shares, Class I shares, Class F-S shares, Class
F-D shares, Class F-I shares or Class E shares in exchange for its Operating Partnership units may include the period of time such shareholder held such Operating Partnership units for purposes of calculating the holding period for such shares of the Company, as applicable. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to (i) Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares acquired through our distribution reinvestment plan and (ii)
Class D-S shares.
The Early Repurchase Deduction will inure indirectly to the benefit of our remaining shareholders and is intended to offset the trading costs, market impact and other costs associated with short-term trading in our shares. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
•repurchases resulting from death or qualifying disability; or
•in the event that a shareholder’s Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares,
Class F-I shares and/or Class E shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.
As set forth above, we may waive the Early Repurchase Deduction in respect of repurchases of Class S shares,
Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares resulting from the death or qualifying disability (as such term is defined in Section 72(m)(7) of the Code) of a shareholder who is a natural person, including such shares held by such shareholder through a trust or an individual retirement account (IRA) or other retirement or profit- sharing plan, after (i) in the case of death, receiving written notice from the estate of the shareholder, the recipient of such shares through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust or (ii) in the case of qualified disability, receiving written notice from such shareholder along with a physician’s certification of disability as defined in Section 72(m)(7) of the Code;
provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder. The Company must receive the written repurchase request within 12 months after the death of the shareholder or the initial determination of the shareholder’s disability in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death or disability of a shareholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of any Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares, the request to have such shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death or disability does not apply.
In addition, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares may be sold to certain feeder vehicles primarily created to hold the Company’s shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Company may agree not to apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. Further, the Company will not apply the Early Repurchase Deduction on repurchases of any Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares or
Class E shares submitted by discretionary model portfolio management programs (and similar arrangements) as approved by the Company.
In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of our share repurchase plan, as applicable.
We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems in its reasonable judgment such action to be in our best interest and the best interest of our shareholders.
Notwithstanding the foregoing, any shares and/or Operating Partnership units held by the Adviser acquired as payment of the Adviser’s management fee or held by the Special Limited Partner for its performance participation interest will not be subject to the limits of the Share Repurchase Plan, including the Early Repurchase Deduction. shareholders who are exchanging any class of shares for an equivalent aggregate NAV of another class of shares will not be subject to, and such exchanges will not be treated as repurchases for the calculation of, the 2% monthly or 5% quarterly limitations on repurchases and will not be subject to the Early Repurchase Deduction.

In the event that both of Joshua Pack and Ahsan Aijaz are no longer actively involved in the affairs of the
Company, a key person event will be deemed to have occurred (a “Key Person Event”) and the Company’s shareholders will be notified within 10 business days of the occurrence of such Key Person Event. Upon the occurrence of a Key Person
Event, the Company will waive any applicable Early Repurchase Deduction for repurchase requests with respect to shares that are outstanding at the time of the Key Person Event.
For the year ended December 31, 2024, the Company repurchased 301,666 shares of common shares, which includes 2,363 Class E shares for a total of $3.0 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2024.
Recent Sales of Unregistered Securities
As of December 31, 2024, we issued and sold 80,940,626 common shares in the private offering to accredited investors (consisting of 2,988,246 Class F-S shares, 40,462,955 Class F-I shares, 35,612,899 Class D-S shares, 1,347,151
Class D-X shares and 529,375 Class E shares). Except as previously reported by the Company on its quarterly report on
Form 10-Q and current reports on Form 8-K, the Company did not sell any securities during the period covered by this
Annual Report that were not registered under the Securities Act.
ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” and in “Item 1A.-Risk
Factors” in this Annual Report.
References to “Class F-I X” and “Class B-X” in this section represent Class F-I and Class B shares, respectively, that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in this Annual Report. As of December 31, 2024, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares. References to “Class D-X” represents Class D-S shares (formerly named Class D shares) that were purchased during the Initial Share
Offering Period and that are currently entitled to a fee waiver, as described in this Annual Report. Pursuant to such fee waiver: (i) the Adviser has waived the management fee for six months for certain investors measured from the applicable
Issuance Date; and (ii) FNLR SLP LLC, the special limited partner of the Operating Partnership, has waived the performance participation for six months for certain investors measured from the applicable Issuance Date.
Overview
Fortress Net Lease REIT invests primarily in single-tenant, net leased assets. We own all or substantially all of our assets through the Operating Partnership. FNLR GP LLC is a wholly-owned subsidiary of the Company and is the sole general partner of the Operating Partnership. We are externally managed by the Company Management, LLC. The
Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and our management does not distinguish our principal business, or group our operations, by geography or property type for purposes of measuring performance. Accordingly, we have only one reportable segment.
The Company was formed on January 24, 2023 (the “Date of Formation”) as a Maryland statutory trust; however, no activity occurred until we acquired our first property on September 28, 2023 (the “Inception”).
The Company is a non-listed, perpetual life REIT that has elected to be taxed as a REIT under the Code for U.S.
federal income tax purposes. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a
REIT.
As of December 31, 2024, we have received aggregate proceeds of $814.1 million from the sale of our common shares through a private offering. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating
Partnership has primarily used the net proceeds to make investments in real estate as further described below under
“Overall Portfolio.” The Company intends to continue selling common shares on a monthly basis.
Market Conditions and Trends
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.
During year ended 2024, the persistence of both elevated inflation and interest rates, in conjunction with geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the
Middle East, including between Israel and Hamas and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.
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

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See
“Item 1A. Risk Factors—Risks Related to Our Business and Operations."
Recent Developments
Since December 31, 2024, through and including the date hereof, we (i) have acquired three industrial properties located in Arkansas and Ohio, five retail properties located in Washington, three industrial properties located in Texas, additional land located in Texas, and one retail property in Connecticut for $79.4 million, $26.2 million, $27.5 million,
$1.5 million and $3.8 million respectively and (ii) issued and sold an aggregate of 16,492,965 common shares in our private offering, resulting in proceeds of $167.7 million (see Note 14 to our consolidated financial statements and the section titled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.”)
New Lender Joinder Agreement supplementing Revolving Credit and Term Loan Facilities
On February 6, 2025, the Operating Partnership, as borrower (the “Borrower”), the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the
“Loan Parties”), entered into that certain New Lender Joinder Agreement (the “Joinder Agreement”) supplementing the
Credit Agreement (as defined below), with Bank of America, N.A. (“BofA”), as administrative agent (in such capacity, the
“Administrative Agent”) and as the sole L/C Issuer under the Credit Agreement and The Huntington National Bank, as a
new lender thereunder. Pursuant to the Joinder Agreement (i) the aggregate commitments to the revolving credit facility pursuant to the Credit Agreement increased from $677.5 million to $755.0 million (the “Revolving Credit Facility”) and
(ii) the aggregate outstanding principal amount of the term loan pursuant to the Credit Agreement increased from $122.5 to
$145.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). Subject
to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Credit Facilities will be due and payable in full on October 17, 2025, unless otherwise extended, as the case may be, including as a result of the Borrower’s election to request one of the three one-year extensions available under the Credit Agreement. Prior to
October 17, 2025, the Company plans to exercise the first extension option in order to extend the maturity date to October
17, 2026.
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
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Section
12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Year Ended 2024 Highlights
Operating Results
•Declared monthly net distributions totaling $33.0 million for the year ended December 31, 2024. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(3)	Class D-X	Class E
Inception-to- Date Total Return (1)	—%	—%	—%	3.00%	—%	6.77%	5.26%	3.15%	2.07%	6.51%	9.52%	8.94%
______________________________________
(1)Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class D-X, Class F-I, Class D and Class F-S on January 1, 2024, March 1, 2024,
May 1, 2024 and September 1, 2024, respectively. Class F-I X and Class E shares were initially issued on November
1, 2023.  Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.
(2)As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(3)Class D shares were renamed to Class D-S shares effective November 14, 2024.
Investments
•Acquired 132 properties with a total purchase price of $1.1 billion during the year ended December 31, 2024.
The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.
Capital Activity and Financings
•Raised proceeds of $695.4 million from the sale of our common shares for the year ended December 31,
2024.
Overall Portfolio
•As of December 31, 2024, our portfolio was comprised of 87 industrial and 49 retail properties, with (i)
buildings, (ii) land and (iii) properties under development, representing 64%, 30% and 6%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio
Real Estate Investments
As of December 31, 2024, we had a 100% ownership interest in all properties in our portfolio. The following table provides a summary of our portfolio as of December 31, 2024 ($ and square feet in thousands):

Property Type(1)	Location	Number of Properties		Purchase Price	Annual Escalations	Lease Term (Years)	Square Feet	Acquisition Date	Occupancy Rate
Industrial	Pennsylvania	1	(2)	$12,560	3.25%	30	650	9/28/2023	100%
Industrial	Missouri	1	(2)	13,679	2.85%	25	N/A	11/1/2023	N/A
Industrial	Tennessee	1	(2)	3,064	3.00%	10	141	12/1/2023	100%
Industrial	Wisconsin	1		66,497	3.00%	25	983	12/28/2023	100%
Industrial	Pennsylvania	1		21,897	3.00%	25	242	1/29/2024	100%
Industrial	Various	2	(3)	25,415	3.00%	20	401	2/29/2024	100%
Industrial	Utah	3	(3)	45,619	2.50%	20	254	3/29/2024	100%
Industrial	Various	27	(3)	133,859	2.75%	20	1,094	4/11/2024	100%
Retail	Washington	6	(3)	15,283	2.00%	15	25	5/7/2024	100%
Retail	Kentucky	7	(3)	12,241	2.00%	15	25	6/11/2024	100%
Retail	New Hampshire	4	(3)	7,894	2.50%	15	20	6/11/2024	100%
Retail	Illinois	3	(3)	6,922	2.00%	15	21	6/28/2024	100%
Retail	Alabama	4	(3)	8,143	2.00%	15	38	7/9/2024	100%
Industrial	Various	22	(3)	173,477	2.80%	20	1,331	8/13/2024	100%
Industrial	Various	2	(3)	9,855	2.75%	20	137	8/22/2024	100%
Retail	Louisiana	5	(3)	13,509	2.00%	15	30	8/27/2024	100%
Retail	South Carolina	1	(3)	2,727	2.00%	15	7	9/6/2024	100%
Retail	Florida	3	(3)	9,911	2.00%	15	19	9/25/2024	100%
Industrial	Georgia	3	(3)	29,575	1.25x CPI	20	343	9/26/2024	100%
Industrial	Various	3	(3)	206,923	1.25x CPI	17	786	10/23/2024	100%
Retail	Michigan	2	(3)	4,959	2.00%	15	7	12/3/2024	100%
Retail	New Jersey	3	(3)	12,937	2.00%	15	25	12/9/2024	100%
Industrial	Various	2	(3)	80,179	3.00%	20	567	12/9/2024	100%
Retail	Minnesota	1		6,731	2.00%	15	18	12/18/2024	100%
Industrial	Various	16	(3)	132,354	2.75%	20	847	12/20/2024	100%
Retail	Pennsylvania	2	(3)	5,703	2.00%	15	7	12/27/2024	100%
Retail	Washington	2	(3)	16,034	2.00%	15	35	12/27/2024	100%
Retail	West Virginia	4	(3)	18,092	2.00%	15	29	12/30/2024	100%
Industrial	Various	2	(3)	101,796	3.00%	20	224	12/31/2024	100%
Retail	Florida	2	(3)	15,472	2.00%	15	23	12/31/2024	100%
Total		136		$1,213,307			8,329
______________________________________
(1)Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.
(2)Properties subject to built-to-suit agreement. See table on the following page.
(3)Properties subject to master lease agreements.

The following table summarizes the Company's built-to-suit development projects as of December 31, 2024 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Pennsylvania	1	September 2023(1)	$72,461	$65,847	$6,414
Industrial	Missouri	1	November 2023	$125,068	$76,415	$48,653
Industrial	Tennessee	1	November 2023(2)	$35,946	$33,676	$2,270
Industrial	New York	1	September 2024(3)	$45,185	$3,125	$42,060
______________________________________
(1)Placed into service December 2024.
(2)Placed into service October 2024.
(3)The Company began advancing the future purchase for the acquisition of this property in September 2024.
Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of December 31, 2024 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2025	—	$—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
Thereafter	31	109,442	100%	8,877	100%
Total	31	$109,442	100%	8,877	100%
______________________________________
(1)Information includes properties under development.

Results of Operations
The following table sets forth the results of our operations for the year ended December 31, 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023 ($ in thousands, except per share data):

	For the year ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
Revenue
Rental revenue	$41,355	$85
Total revenue	41,355	85

Expenses
Organizational costs	3,182	6,491
General and administrative	8,185	176
Management fee	3,557	—
Performance participation allocation	1,874	—
Depreciation and amortization	14,003	25
Total expenses	30,801	6,692

Other income (expense)
Interest income	5,222	413
Interest expense, net	(4,171)	(87)
Total other income (expense)	1,051	326

Net income (loss)	$11,605	$(6,281)
Earnings (loss) per share amount of common stock - basic and diluted	$0.21	$(3.96)
Weighted-average shares of common stock outstanding	55,503	1,587
Revenue
Rental Revenue
Rental revenue was $41.4 million and $84,745 for the year ended December 31, 2024 and for the period from the Date of Formation through December 31, 2023, respectively. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from four properties as of December 31, 2023, to 136 properties as of December 31, 2024.
Expenses
Organizational costs
Organizational costs were $3.2 million and $6.5 million for the year ended December 31, 2024 and for the period from the Date of Formation through December 31, 2023, respectively. The decrease in respective organizational costs during the periods presented is primarily due to the Company incurring the majority of various one-time organizational costs in 2023.
General and Administrative Expenses
General and administrative expenses were $8.2 million and $0.2 million for the year ended December 31, 2024 and for the period from the Date of Formation through December 31, 2023, respectively. The increase in respective general and administrative expenses is primarily due to increases in legal fees, accounting and admin-related fees, audit fees, appraisal/
valuation fees, and other professional fees.

Management Fee
Management fee expense was $3.6 million and $0 for the year ended December 31, 2024 and for the period from the
Date of Formation through December 31, 2023, respectively. The increase in respective management fee expense is primarily due to the expiration of fee waivers for shares purchased during the Initial Share Offering Period.
Performance Participation Allocation
Performance participation allocation expense was $1.9 million and $0 for the year ended December 31, 2024 and for the period from the Date of Formation through December 31, 2023, respectively. The increase in respective performance participation allocation expense is primarily due to the expiration of fee waivers for shares purchased during the Initial
Share Offering Period.
Depreciation and Amortization
Depreciation and amortization expenses were $14.0 million and $25,086 for the year ended December 31, 2024 and for the period from the Date of Formation through December 31, 2023, respectively. The increase in depreciation and amortization expenses during the periods presented is primarily due to an increase in the real estate portfolio from one property as of December 31, 2023, to 136 properties as of December 31, 2024, respectively.
Other Income (Expense)
Interest Income
Interest income was $5.2 million and $0.4 million for the year ended December 31, 2024 and for the period from the
Date of Formation through December 31, 2023, respectively. The increase in interest income during the respective periods is primarily due to an increase in cash deposited into an interest earning money market account.
Interest Expense, net
Interest expense, net was $4.2 million and $87,190 for the year ended December 31, 2024 and for the period from the
Date of Formation through December 31, 2023, respectively. The increase in interest expense, net during the respective periods is primarily due to borrowings on the Company's Credit Facilities.

Net Asset Value
EA RESIG, LLC, a subsidiary of Eisner, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class F-S, Class F-D, Class F-I, Class F-I X, Class B-X, Class C,
Class D-S, Class D-X, and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating
Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$1,243,143
Intangible assets	148,936
Cash and cash equivalents	127,225
Restricted cash	87,737
Other assets	10,901
Loan payable	(683,654)
Subscriptions received in advance	(80,573)
Distribution payable	(4,260)
Due to affiliate	(1,255)
Management fee payable	(691)
Accrued performance participation allocation	(1,874)
Accounts payable and accrued expenses	(11,424)
Other Liabilities	(5,523)
Net Asset Value	$828,688
Number of outstanding shares/units(1)	80,940
(1) Includes 579,325 shares of common stock held by the Adviser and affiliates that are classified as Redeemable common stock.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 ($
in thousands, except per share data):

	NAV	Number of Outstanding Shares /Units	NAV Per Share/Units
Class S	$—	—	$—
Class D	—	—	—
Class I	—	—	—
Class F-S	30,338	2,988	10.1525
Class F-D	—	—	—
Class F-I	412,295	40,463	10.1894
Class F-I X	—	—	—
Class B-X	—	—	—
Class C(1)	—	—	—
Class D-S(2)	366,635	35,613	10.2950
Class D-X	13,941	1,347	10.3486
Class E(3)	5,479	529	10.3499
OP Units	—	—	—
Total	828,688	80,940
______________________________________

(1)As of December 31, 2024, there were no Class C shares outstanding. Pursuant to the terms of the Class C shares and
Class D shares, all outstanding Class C shares have been automatically converted into Class D shares.
(2)Class D shares were renamed to Class D-S shares effective November 14, 2024.
(3) Class E shares are classified as Redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company's control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of December 31, 2024:

Property Type	Capitalization Rate
Industrial	7.29%
Retail	8.50%
The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail
Capitalization Rate	0.25% Decrease	+3.61%	+3.03%
(Weighted Average)	0.25% Increase	(3.37)%	(2.86)%
Recently acquired properties are carried at cost, which approximates fair value.
The following table reconciles equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

December 31, 2024
Stockholder's equity	$770,326
Redeemable common stock	5,479
Total partners' capital	775,805
Adjustments:
Accrued organization and offering costs	14,048
Unrealized real estate appreciation	31,806
Accumulated depreciation and amortization under GAAP	14,027
Straight-line rent	(9,603)
Accrued shareholder servicing fee	2,605
NAV	$828,688
The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity and total partners’ capital of the Operating Partnership to our NAV:
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
•Investments in real estate, net are presented at their depreciated cost basis in the GAAP consolidated financial statements. For purposes of calculating NAV, operating properties will be initially valued at cost and subsequently measured at fair value. Properties under development are recorded at the transaction price plus gross fundings, which include construction interest paid to the Company until the applicable construction is completed.

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
The following table details the total net distribution for each of our share classes from the Date of Formation through December 31, 2024:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class F-I X	Class B-X	Class C(1)	Class D-S(2)	Class D-X	Class E
November 30, 2023	$—	$—	$—	$—	$—	$—	$0.0396	$0.0396	$0.0396	$—	$—	$0.0396
December 31, 2023	$—	$—	$—	$—	$—	$—	$0.0396	$0.0396	$0.0396	$—	$—	$0.0396
January 31, 2024	$—	$—	$—	$—	$—	$—	$0.0396	$0.0396	$0.0396	$—	$0.0396	$0.0396
February 29, 2024	$—	$—	$—	$—	$—	$—	$0.0439	$0.0439	$0.0439	$—	$0.0439	$0.0439
March 31, 2024	$—	$—	$—	$—	$—	$0.0440	$0.0440	$0.0440	$—	$—	$0.0440	$0.0440
April 30, 2024	$—	$—	$—	$—	$—	$0.0481	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481
May 31, 2024	$—	$—	$—	$—	$—	$0.0481	$0.0481	$—	$—	$0.0481	$0.0481	$0.0481
June 30, 2024	$—	$—	$—	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
July 31, 2024	$—	$—	$—	$—	$—	$0.0502	$0.0502	$—	$—	$0.0502	$0.0502	$0.0502
August 31, 2024	$—	$—	$—	$—	$—	$0.0502	$—	$—	$—	$0.0502	$0.0502	$0.0502
September 30, 2024	$—	$—	$—	$0.0431	$—	$0.0502	$—	$—	$—	$0.0502	$0.0502	$0.0502
October 31, 2024	$—	$—	$—	$0.0455	$—	$0.0527	$—	$—	$—	$0.0527	$0.0527	$0.0527
November 30, 2024	$—	$—	$—	$0.0456	$—	$0.0528	$—	$—	$—	$0.0528	$0.0528	$0.0528
December 31, 2024	$—	$—	$—	$0.0457	$—	$0.0529	$—	$—	$—	$0.0529	$0.0529	$0.0529
Total	$—	$—	$—	$0.1799	$—	$0.4994	$0.4033	$0.2548	$0.1627	$0.4073	$0.5829	$0.6621
______________________________________
(1)As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(2)Class D shares were renamed to Class D-S shares effective November 14, 2024.

For the year ended December 31, 2024, we declared distributions in the amount of $33.0 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the year ended December 31, 2024 ($ in thousands):

	Year ended December 31, 2024
Distributions	Amount	Percentage
Payable in cash	$21,800	66%
Reinvested in shares	11,240	34%
Total distributions	$33,040	100%
Sources of Distributions
Cash flows from operating activities(1)	$33,040	100%
Offering proceeds	—	0%
Total sources of distributions	$33,040	100%
Cash flows from operating activities	$34,102
___________
(1) As of December 31, 2024, our inception to date cash flows from operating activities have funded 100% of our distributions.
Funds from Operations
We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our  consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National
Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by
NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i)
depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.
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
companies to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO may not be comparable to the FFO reported by other companies.
The following table presents a reconciliation of net income to FFO ($ in thousands):

	Year Ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023

Net income (loss) attributable to shareholders	$11,605	$(6,281)
Depreciation and amortization	14,003	25
Impairment of investments in real estate	—	—
Net gain (loss) from sale of real estate	—	—
FFO attributable to shareholders	$25,608	$(6,256)

Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $127.2 million and $115.0 million available under the Credit Facilities as of December 31, 2024. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $695.4 million for the year ended December 31, 2024. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least the next 12 months.
Our primary liquidity needs are to fund our investments, make distributions to our shareholders, repurchase common shares pursuant to our share repurchase plan, pay operating expenses, fund capital expenditures, and repay indebtedness. Our operating expenses include, among other things, the management fee we pay to the Adviser and the performance participation allocation that the Operating Partnership pays to the Special Limited Partner, both of which may impact our liquidity to the extent the Adviser or the Special Limited Partner elect to receive such payments in cash, or subsequently redeem shares or Operating Partnership units previously issued to them.
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
Capital Resources
For the year ended December 31, 2024, we issued and sold 69,063,164 common shares, consisting of 2,988,246
Class F-S shares, 38,117,422 Class F-I shares, 26,283,364 Class D-S shares, 1,347,151 Class D-X and 326,981 Class E shares to accredited investors in our private offering, amounting to proceeds of $695.4 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 281,936 of Class E common shares were also issued as a payment of $3.6 million of management fees incurred. During the year ended December 31, 2024, the
Company repurchased 301,666 common shares for $3.0 million.
As of December 31, 2024, we had received aggregate proceeds of $814.1 million from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of December 31, 2024, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 80,940,626 common shares outstanding, consisting of 2,988,246 Class F-S shares,
40,462,955 Class F-I shares, 35,612,889 Class D-S shares, 1,347,151 Class D-X shares and 529,375 Class E shares.
On August 13, 2024, the Operating Partnership, as borrower, the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively, the “Loan Parties”), BofA Securities, Inc., as sole bookrunner and sole lead arranger, entered into that certain Credit Agreement with BofA, as the Administrative Agent and the sole L/C Issuer thereto, and the lenders party thereto from time to time (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), pursuant to which the facilities were initially comprised of (i) a $120.0 million revolving credit facility, of which $25.0 million was available for standby letters of credit and (ii) a $5.0 million term loan credit facility. Subject to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Credit Facilities were initially due and payable in full on the third anniversary of the closing date of the Credit Facilities. The Credit Facilities also provide for a feature that allows the
Company, under certain circumstances, to increase the overall size of the Credit Facilities to a maximum of $1.0 billion.
On October 18, 2024, the Credit Facilities were amended to increase the aggregate commitments under the
Revolving Credit Facility from $120.0 million to $350.0 million and the aggregate outstanding principal amount of the
Term Loan Facility from $5.0 million to $100.0 million. Additionally, the maturity date of the Credit Facilities was amended such that all commitments and outstanding amounts under the Credit Facilities would be due in full on October
17, 2025 and the number of one-year extension options was increased from one option to three options.

On November 21, 2024, the Credit Facilities were amended to increase the aggregate commitments under the
Revolving Credit Facility from $350.0 million to $427.5 million, to increase the aggregate outstanding principal amount of the Term Loan Facility from $100.0 million to $122.5 million and to add Truist Bank as a new lender thereunder.
On December 19, 2024, the Credit Facilities were supplemented to increase the aggregate commitments under the
Revolving Credit Facility from $427.5 million to $677.5 million.
On February 6, 2025, the Credit Facilities were amended to increase the aggregate commitments under the
Revolving Credit Facility from $677.5 million to $755.0 million, to increase the aggregate outstanding principal amount of the Term Loan Facility from $122.5 to $145.0 million and to add The Huntington National Bank as a new lender thereunder.
The obligations of the Loan Parties under the Credit Facilities are secured by (i) a pledge of the equity interests of certain of the Company’s subsidiaries, (ii) the rights to receive income, gain, profits or other items of each Loan Party that is a pledgor and (iii) all proceeds of the foregoing, in each case subject to certain exclusions set forth in the Credit
Facilities. At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00%
and (D) 1.00%. As of December 31, 2024, the interest rate applicable to the Credit Facilities was 5.86%. The Revolving
Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25%
and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.
The Credit Facilities contain various restrictions and covenants applicable to the Loan Parties that are customary for similar credit facilities, including restrictions on our ability to incur indebtedness, incur liens and make certain investments. Among other requirements, the Loan Parties may not exceed certain debt limitations and must ensure compliance with certain financial ratios. As of December 31, 2024, the Company was in compliance with all of its loan covenants.
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
Cash Flows
Cash flows provided by operating activities were $34.1 million for the year ended December 31, 2024, which represents an increase of $33.6 million compared to the period from January 24, 2023 (Date of Formation) through
December 31, 2023. The increase in cash flows provided by operating activities is primarily attributable to the growth of our real estate portfolio, which increased by 132 properties for the year ended December 31, 2024.
Cash flows used in investing activities were $1.2 billion for the year ended December 31, 2024, which represents an increase of $1.1 billion compared to the period from January 24, 2023 (Date of Formation) through December 31, 2023.
The increase in cash flows used in investing activities is primarily attributable to the growth of our real estate portfolio, of which $1.1 billion was used to acquire 132 operating properties and $126.1 million was used to fund construction in progress for the three build-to-suit properties for the year ended December 31, 2024.
Cash flows provided by financing activities were $1.3 billion for the year ended December 31, 2024, which represents an increase of $1.1 billion compared to the period from January 24, 2023 (Date of Formation) through
December 31, 2023. The increase in cash flows provided by financing activities is primarily attributable to proceeds of
$685.0 million from the Revolving Credit Facility and Term Loan Facility and $440.6 million increase in proceeds from the issuance of common stock for the year ended December 31, 2024.

Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of December 31, 2024.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility and term loan	$686,526	$686,526	$—	$—	$—
Advanced organizational and offering costs	14,048	2,892	8,731	2,425	—
Commitments	99,611	54,419	35,192	—	—
Total	$800,185	$743,837	$43,923	$2,425	$—
Critical Accounting Estimates
The preparation of our financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—
Note 2. Summary of Significant Accounting Policies” for further descriptions of the below accounting policies.
Investments in Real Estate
We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805, Business Combinations. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price, including acquisition costs, to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to buildings, land, and construction in process and requires the use of market based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.
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
Recent Accounting Pronouncements
See “Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies” for a
discussion concerning recent accounting pronouncements.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2024, the outstanding principal balance of our variable rate indebtedness was $685.0 million.
The Company’s Revolving credit facility and term loan are indexed to SOFR. We have executed an interest rate swap with an aggregate notional amount of $60.0 million as of December 31, 2024 to hedge the risk of increasing interest rates.
Assuming no changes in the balance of the Revolving credit facility and term loan as of December 31, 2024, a 10%
increase in SOFR would result in increased interest expense of $2.6 million over a 12 month period, net of the impact of our interest rate swap.
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
In accordance with ASC 820, Fair Value Measurement, we define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. We use a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:
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
Valuation of assets and liabilities measured at fair value
Our interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. As of December 31, 2024, the fair value of the interest rate swap was $0.9 million. We did not hold any derivatives as of December 31, 2023.
Valuation of liabilities not measured at fair value

As of December 31, 2024, our secured revolving credit and term loan facilities are carried at amounts that reasonably approximate fair value at the time they were recognized. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.
Liquidity Risk
Market disruptions may lead to a significant decline in transaction activity in all or a significant portion of the asset classes in which we intend to invest and may at the same time lead to a significant contraction in short-term and long-
term debt and equity funding sources. A decline in liquidity of real estate and real estate-related investments, as well as a lack of availability of observable transaction data and inputs, may make it more difficult to sell our investments or determine their fair values. As a result, we may be unable to sell investments, or only be able to sell investments at a price that may be materially different from the fair values presented. In addition, a decline in market value of our assets may have particular adverse consequences in instances where we borrowed money based on the fair value of our assets.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	113
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	114
Consolidated Statements of Operations for the year ended December 31, 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	116
Consolidated Statements of Comprehensive Income (loss) for the year ended December 31, 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	117
Consolidated Statements of Changes in Equity for the period from January 24, 2023 (Date of Formation) through the year ended December 31, 2024	118
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	119
Notes to Consolidated Financial Statements	121

Financial Statement Schedule
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024	137

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Fortress Net Lease REIT
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortress Net Lease REIT and subsidiaries (the
“Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income
(loss), changes in equity, and cash flows, for the year ended December 31, 2024, and for the period from January 24, 2023
(Date of Formation) through December 31, 2023, and the related notes and the schedule listed in the Index at Item 8
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, and for the period from January 24, 2023 (Date of Formation) through
December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public
Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the
Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and
Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
March 28, 2025
We have served as the Company’s auditor since 2023.

Fortress Net Lease REIT Consolidated Balance Sheets (in thousands, except per share data)

	As of	As of
Assets	December 31, 2024	December 31, 2023
Investments in real estate, net	$1,143,748	$98,469
Intangible assets, net	207,574	20,912
Cash and cash equivalents	127,225	4,515
Restricted cash	87,737	127,889
Other assets	22,237	673
Total assets	$1,588,521	$252,458

Liabilities and Equity
Liabilities
Subscriptions received in advance	$80,573	$123,192
Due to affiliate	17,868	9,205
Revolving credit facility	562,500	—
Term loan, net	121,154	—
Distribution payable	4,260	470
Other liabilities	26,361	10,502
Total liabilities	812,716	143,369

Commitments and contingencies (Note 11)
Redeemable common stock (Note 8)	5,479	—

Equity
Common stock - Class F-S shares, $0.01 par value per share, 2,988 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	30	—
Common stock - Class F-I shares, $0.01 par value per share, 40,463 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	405	—
Common stock - Class F-I X shares, $0.01 par value per share, 0 and 2,346 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	23
Common stock - Class B-X shares, $0.01 par value per share, 0 and 2,102 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	21
Common stock - Class C shares, $0.01 par value per share, 0 and 7,227 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	73
Common stock - Class D-S shares, $0.01 par value per share, 35,613 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	355	—
See accompanying notes to the consolidated financial statements.

Common stock - Class D-X shares, $0.01 par value per share, 1,347 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	13	—
Common stock - Class E shares, $0.01 par value per share, 0 and 202 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	2
Additional paid-in capital	796,992	115,952
Accumulated other comprehensive income	948	—
Accumulated deficit	(28,417)	(6,982)
Total equity	770,326	109,089
Total liabilities and equity	$1,588,521	$252,458
See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
Revenue
Rental revenue	$41,355	$85
Total revenue	41,355	85

Expenses
Organizational costs	3,182	6,491
General and administrative	8,185	176
Management fee	3,557	—
Performance participation allocation	1,874	—
Depreciation and amortization	14,003	25
Total expenses	30,801	6,692

Other income (expense)
Interest income	5,222	413
Interest expense, net	(4,171)	(87)
Total other income (expense)	1,051	326

Net income (loss)	$11,605	$(6,281)
Earnings (loss) per share amount of common stock - basic and diluted - (Note 12)	$0.21	$(3.96)
Weighted-average shares of common stock outstanding - (Note 12)	55,503	1,587
See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT
Consolidated Statements of Comprehensive Income (loss)
(in thousands)

	Year Ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
Net income (loss)	$11,605	$(6,281)
Other comprehensive income:
Change in fair value of interest rate swaps	948	—
Other comprehensive income	948	—
Comprehensive income (loss)	$12,553	$(6,281)
See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT
Consolidated Statements of Changes in Equity
(in thousands)

	Par Value
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
Balance at January 24, 2023 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common stock issued	—	—	23	29	65	—	—	2	118,564	—	—	118,683
Offering costs	—	—	—	—	—	—	—	—	(2,704)	—	—	(2,704)
Distribution reinvestment	—	—	—	—	—	—	—	—	92	—	—	92
Share class exchange	—	—	—	(8)	8	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,281)	(6,281)
Distributions declared on common stock ($0.0792 gross per share)	—	—	—	—	—	—	—	—	—	—	(701)	(701)
Balance at December 31, 2023	$—	$—	$23	$21	$73	$—	$—	$2	$115,952	$—	$(6,982)	$109,089
Common stock issued	$30	$325	$6	$37	$11	$—	$271	$(2)	$676,890	$—	$—	$677,568
Offering costs	—	—	—	—	—	—	—	—	(2,576)	—	—	(2,576)
Distribution reinvestment	—	4	1	—	—	2	2	—	9,804	—	—	9,813
Share class exchange	—	79	(30)	(58)	(84)	353	(260)	—	—	—	—	—
Common stock redeemed	—	(3)	—	—	—	—	—	—	(2,944)	—	—	(2,947)
Other comprehensive income	—	—	—	—	—	—	—	—	—	948	—	948
Net income	—	—	—	—	—	—	—	—	—	—	11,605	11,605
Distributions declared on common stock ($0.5829 gross per share)	—	—	—	—	—	—	—	—	—	—	(33,040)	(33,040)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	(134)	—		(134)
Balance at December 31, 2024	$30	$405	$—	$—	$—	$355	$13	$—	$796,992	$948	$(28,417)	$770,326
See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
Cash flows from operating activities:
Net income (loss)	$11,605	$(6,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Organizational costs	3,182	6,491
Depreciation and amortization	14,003	25
Straight-line rent adjustment	(9,576)	(138)
Management fee	3,557	—
Performance participation allocation	1,874	—
Other items	427	—
Changes in assets and liabilities:
Increase in other assets	(596)	(11)
Increase in other liabilities	9,626	450
Net cash provided by operating activities	34,102	536
Cash flows from investing activities:
Acquisitions of real estate	(1,120,632)	(95,648)
Capital expenditures and improvements	(126,096)	(14,220)
Net cash used in investing activities	(1,246,728)	(109,868)
Cash flows from financing activities:
Borrowings under revolving credit facility	741,500	—
Repayment of revolving credit facility	(179,000)	—
Borrowings under term loan	122,500	—
Proceeds from affiliate note payable	—	14,900
Repayment of affiliates note payable	—	(14,900)
Payment of deferred financing costs	(7,346)	—
Proceeds from issuance of common stock	559,029	118,775
Proceeds from issuance of redeemable common stock	411	—
Offering costs paid	(172)	—
Redemptions of common stock	(2,944)	—
Subscriptions received in advance	80,573	123,192
Payment of distributions to common shareholders	(19,367)	(231)
Net cash provided by financing activities	1,295,184	241,736
Net change in cash, cash equivalents and restricted cash	82,558	132,404
Cash, cash equivalents and restricted cash, beginning of period	132,404	—
Cash, cash equivalents and restricted cash, end of period	$214,962	$132,404
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$127,225	$4,515
See accompanying notes to the consolidated financial statements.

Restricted cash	87,737	127,889
Total cash, cash equivalents and restricted cash	$214,962	$132,404
Supplemental disclosures:
Interest paid	$2,433	$87
Non-cash investing and financing activities:
Changes in accrued capital expenditures	$4,087	$9,887
Accrued distributions	$4,260	$470
Distribution reinvestment	$9,883	$—
Offering costs due to affiliate	$2,175	$2,704
Other offering costs payable	$405	$—
Issuance of Class E shares as settlement of the management fee	$2,865	$—
Share class exchange	$432	$8
Allocation to redeemable common shares	$134	$—
Change in fair value of interest rate swap	$948	$—
Accrued unpaid stockholder servicing fee	$2,625	$—
Redemptions payable	$27	$—
See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT Notes to Consolidated Financial Statements
1.Organization and Business Purpose
Fortress Net Lease REIT (“FNLR” or the “Company”) was formed on January 24, 2023 (the “Date of Formation”) as a
Maryland statutory trust and qualifies to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the year ended December 31, 2023. The Company was organized to invest primarily in single-
tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors located in the United States and, to a lesser extent, Canada, Europe or other jurisdictions as the
Company sees fit. The Company, through FNLR GP LLC (a wholly owned subsidiary of the Company), is the sole general partner of FNLR OP LP, a Delaware limited partnership (“FNLR OP”), and FNLR SLP LLC (the “Special Limited
Partner”), a wholly owned subsidiary of Fortress Investment Group LLC (“Fortress”), owns a special limited partner interest in FNLR OP. Substantially all of the Company’s business is conducted through FNLR OP. The Company and
FNLR OP are externally managed by FNLR Management LLC (the “Adviser”), an affiliate of Fortress.
On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under
Regulation D of the Securities Act of 1933, as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as
Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the year ended December 31, 2024 and 2023, the Company had received aggregate proceeds of
$695.4 million and $118.7 million from the sales of shares of its common stock through this initial offering, respectively.
The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share as calculated monthly.
The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of
December 31, 2024, the Company owned 30 investments in real estate, of which three are subject to build-to-suit leases, and 27 for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial or retail properties located in the United States.
2.Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the
Company's subsidiaries. All  intercompany balances and transactions, if any,  have been eliminated in consolidation.
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
FNLR OP is considered to be a VIE. The Company consolidates this entity because it has the ability to direct the most significant activities of the entity such as purchases, dispositions, financings, budgets and overall operating plans and it has the obligation to absorb losses or receive benefits. The Company meets the VIE disclosure exemption criteria, as the
Company’s interest in FNLR OP is considered a majority voting interest.

Reclassifications
Certain amounts in the Company’s prior period Consolidated Balance Sheet included in Accounts payable and accrued expenses of $10.1 million as of December 31, 2023 have been reclassified to Other liabilities to conform to the 2024 presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ materially from those estimates.
Investments in Real Estate
In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.
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
The cost of building and improvements includes the purchase price of the Company’s properties and any acquisition-
related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	35-40 years
Tenant improvements	15-25 years
Land improvements	1-14 years
In-place lease intangibles	Over lease term
The Company determines a tenant improvement’s depreciable useful life as the shorter of the tenant’s lease term or the economic useful life associated with the tenant improvement.
During the year ended December 31, 2024, the Company recognized depreciation expense in the amount of $10.5 million as Depreciation and amortization expense in the Consolidated Statements of Operations. The Company recognized depreciation expense in the amount of $19,310 for the period from January 24, 2023 (Date of Formation) through
December 31, 2023.
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
Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company's Consolidated Statements of Operations. During the
year ended December 31, 2024, the Company recognized amortization expense in the amount of $3.5 million as
Depreciation and amortization expense in the Consolidated Statements of Operations. The Company recognized $5,776 as amortization expense for the period from January 24, 2023 (Date of Formation) through December 31, 2023.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents, which are stated at cost and approximates fair value.
Restricted Cash
As of December 31, 2024 and 2023, the restricted cash balances of $87.7 million and $127.9 million, respectively, primarily consist of amounts held for future construction draws and subscriptions received in advance.
Deferred Charges
The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets for the Secured revolving credit facility and as a reduction of the Term loan facility on the

Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.
Derivatives and Hedging Activities
The Company uses an interest rate swap to limit exposure to changes in interest rates, primarily on the variable interest rate debt disclosed in “Note 5 – Debt.” The Company does not use derivative instruments for speculative or trading purposes.
The interest rate swap qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at fair value on the Consolidated Balance Sheets in Other assets. Gains and losses due to changes in fair value are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for interest rate swaps will be reclassified to interest expense, net when the periodic swap settlements are made each calendar quarter end.
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
Valuation of assets and liabilities measured at fair value
The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. As of December 31, 2024, the fair value of the interest rate swap was $0.9 million. The
Company did not hold any derivatives as of December 31, 2023.
Valuation of liabilities not measured at fair value
As of December 31, 2024, the Company’s Secured revolving credit and term loan facilities are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the
Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
Redeemable Common Stock
The Company classifies common shares held by an affiliate of the Company as redeemable common stock on the consolidated balance sheets at redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common stock are recorded to additional paid-in capital.
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
Income Taxes
The Company qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ended
December 31, 2023. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the
Code and that its intended manner of operation has enabled the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December
31, 2023.
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
Earnings Per Share
Basic earnings/(loss) per share of common shares is determined by dividing net income(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-
specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class specific net income/(loss) per share and net distribution rate per share. Diluted earnings/(loss)
per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period.
There are no common share equivalents outstanding during the periods presented that would have a dilutive effect as a result of the net earnings/(loss), and accordingly, the weighted average number of common shares outstanding is identical for both basic and diluted shares.
Share-Based Compensation
Each of the trustees who are not affiliated with the Adviser or Fortress will receive $100,000 of Class E shares for services provided annually. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation –
Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares will vest immediately upon issuance. See “Note 8 – Equity” for additional information regarding share-based compensation.
Segment Reporting
The Company operates and reports its business as a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Co-Chief
Executive Officers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the
Consolidated Statement of Operations. Accordingly, the Company has a single operating and reportable segment and the
CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure.
Concentration of Credit Risk
As our revenues predominantly consist of rental payments, we are dependent on our tenants for our source of revenues.
Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our tenants. The
Company had three tenants from which it derived 10% or more of its revenue for the year ended December 31, 2024, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Year Ended December 31, 2024	Year Ended December 31, 2024
Tenant A	$6,902	21.72%
Tenant B	$5,405	17.01%
Tenant C	$4,790	15.07%
Recent Accounting Pronouncements
In November of 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")
2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07.
Adoption of the standard has not impacted our financial statements but has resulted in incremental disclosures, which are included within Note 2 above.
In November 2024, the FASB issued ASU 2024-03, "Income Statement (Topic 220-40): Reporting Comprehensive Income
- Expense Disaggregation Disclosures" ("Topic 220-40"). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on our financial statement disclosures.
3.Investments in Real Estate, net
Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Buildings and tenant improvements	$725,711	$49,264
Land	259,466	10,826
Land improvements	97,389	1,892
Construction in progress	71,714	36,506
Total	1,154,280	98,488
Accumulated depreciation	(10,532)	(19)
Investments in real estate, net	$1,143,748	$98,469
During the year ended December 31, 2024, $84.6 million of construction in progress was placed into service, including
$78.2 million of buildings and $6.4 million of land improvements. No construction in progress was placed into service during the period from January 24, 2023 (Date of Formation) through December 31, 2023.

Acquisitions
During the year ended December 31, 2024, the Company acquired 83 industrial and 49 retail properties for $1.1 billion.
The total rentable square feet of gross leasable area (“GLA”) (unaudited) of the Company was 6,555 thousand and
983 thousand square feet as of December 31, 2024 and 2023, respectively, all of which is fully occupied.
The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the
Company for the year ended December 31, 2024 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
	Pennsylvania	$21,897	1		242
	Various	25,415	2	*	401
	Utah	45,619	3	*	254
	Various	133,859	27	*	1,094
	Various	173,477	22	*	1,331
	Various	9,855	2	*	137
	Georgia	29,575	3	*	343
	Various	206,923	3	*	786
	Various	80,179	2	*	567
	Various	132,354	16	*	847
	Various	101,796	2	*	224
Total industrial properties		960,949	83	*	6,226

Retail Properties:
	Washington	15,283	6	*	25
	Kentucky	12,241	7	*	25
	New Hampshire	7,894	4	*	20
	Illinois	6,922	3	*	21
	Alabama	8,143	4	*	38
	Louisiana	13,509	5	*	30
	South Carolina	2,727	1		7
	Florida	9,911	3	*	19
	Michigan	4,959	2	*	7
	New Jersey	12,937	3	*	25
	Minnesota	6,731	1		18
	Pennsylvania	5,703	2	*	7
	Washington	16,034	2	*	35
	West Virginia	18,092	4	*	29
	Florida	15,472	2	*	23
Total retail properties		156,558	49		329
Total		$1,117,507	132		6,555
_______________
* Properties subject to master lease agreement.
The Company capitalized $11.7 million and $1.0 million of acquisition costs during the year ended December 31, 2024 and during the period from January 24, 2023 (Date of Formation) through December 31, 2023, respectively.

During the period from January 24, 2023 (Date of Formation) through December 31, 2023, the Company acquired a leasehold interest and property under development for approximately $12.5 million, a land parcel and property under development for approximately $13.7 million, a property under development for approximately $3.0 million and a property with 982,708 of rentable square feet of “GLA" (unaudited) for approximately $66.4 million. As of December 31, 2023, the
GLA (unaudited) was fully occupied.
The following table details the purchase price allocation for the properties acquired during the year ended December 31,
2024 ($ in thousands):

Amount
Buildings and tenant improvements	$590,193
Land	248,640
Land improvements	88,527
In-place lease intangibles	190,147
Total purchase price	$1,117,507
During the year ended December 31, 2024, the Company made a deposit of $4.9 million for a future acquisition, which is included in Other assets on the Consolidated Balance Sheets.
The following table details the purchase price allocation for the properties acquired during the period from January 24,
2023 (Date of Formation) through December 31, 2023 ($ in thousands):

Amount
Buildings and tenant improvements	$49,264
Land	10,826
Land improvements	1,892
Construction in progress	12,398
Leasehold interest	7,492
In-place lease intangibles	13,426
Other assets	350
Total purchase price	$95,648
4.Intangible Assets, net
The gross carrying amount and accumulated amortization of the Company’s identified intangible assets consisted of the following ($ in thousands):

Intangible lease assets	December 31, 2024	December 31, 2023
In-place lease intangibles	$203,574	$13,426
Condominium interest	7,492	7,492
Total intangible assets	211,066	20,918
Accumulated amortization
In-place lease intangibles	(3,492)	(6)
Intangible assets, net	$207,574	$20,912

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of December 31, 2024 is as follows ($ in thousands):

Amount
2025	$10,684
2026	10,686
2027	10,686
2028	10,686
2029	10,686
Thereafter	146,654
Total	$200,082
5.Debt
On August 13, 2024, FNLR OP (the “Borrower”) entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with a syndication of financial institutions (the “Credit Facilities”). The following table details key terms of the Credit Facilities as of December 31, 2024
($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured revolving credit facility(1)	$562,500	6.26%	10/17/2025	$677,500
Total secured revolving credit facility	562,500

Term loan facility	122,500	6.32%	10/17/2025	$122,500
Deferred financing costs, net	(1,346)
Term loan facility, net	121,154
Total Borrowings, net	$683,654
______________________________________
(1)Includes a $25.0 million sublimit of standby letters of credit.
At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate ("SOFR") or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Fund’s Rate plus half of 1%, (B) Bank of America’s prime rate, (C) Term SOFR plus 1.00% and
(D) 1.00%. The secured revolving credit facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% to and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty. The Company may extend the maturity date of the Credit Facilities by utilizing three one-year extension options, which are exercisable at the Company’s discretion. Prior to October 17, 2025, the Company plans to exercise the first extension option in order to extend the maturity date to October 17, 2026.
The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of
December 31, 2024, the Company was in compliance with all of its loan covenants.

6.Related Party Transactions
Due to Affiliate
The following table details the components of due to affiliate ($ in thousands):

	December 31, 2024	December 31, 2023
Advanced organizational and offering costs	$14,048	$9,195
General and administrative expenses	1,255	10
Accrued management fee	691	—
Performance participation allocation	1,874	—
Total	$17,868	$9,205
Advanced Organizational and Offering Costs
The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs will be reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Consolidated Balance Sheets.
Approximately $14.0 million and $9.2 million of reimbursable costs were payable to the Adviser at December 31, 2024 and 2023, respectively.
General and Administrative Expenses
The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $0.9 million and $10,000 in general and administrative expenses were payable to the Adviser at December 31, 2024 and 2023, respectively. Approximately $0.4 million was payable to our board of trustees related to compensation expense at December 31, 2024.
Accrued Management Fee
The Company will pay the Adviser a management fee ranging from 1.00% to 1.25% of NAV per annum payable monthly.
However, the Adviser has waived the management fee for six months for certain investors measured from the later of (i)
the day on which such shareholder first purchased any waiver-eligible shares and (ii) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”). The Adviser agreed to waive the management fee in respect of any Class E shares issued subsequent to when the Company qualified as a
“publicly offered REIT”.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class E units of  FNLR OP. To date, the Adviser has elected to receive the management fee in the Company’s common shares, resulting in a non-cash expense.
During the year ended December 31, 2024, the Company issued 281,963 Class E shares, and recognized management fees of $3.6 million on the Consolidated Statements of Operations. The Company did not issue shares or incur management fees during the period from January 24, 2023 (Date of Formation) through December 31, 2023.
Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the
Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10%
of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has
waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner has agreed to waive the performance participation interest with respect to Class E units of FNLR OP subsequent to when the Company qualified as a “publicly offered REIT” for U.S. federal income tax purposes.
During the year ended December 31, 2024, the Company recognized $1.9 million of performance participation allocation expense in the Company’s Consolidated Statements of Operations. The Company did not recognize any performance participation allocation expense during the period from January 24, 2023 (Date of Formation) through December 31, 2023.
7.Derivative Financial Instruments
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
The fair value of the interest rate swap as of December 31, 2024 was $0.9 million and is included in Other assets on the
Consolidated Balance Sheets. The amount recorded in other comprehensive income related to the interest rate swap was
$0.9 million and is included in Change in fair value of interest rate swaps on the Consolidated Statements of
Comprehensive Income (loss) for the year ended December 31, 2024. The Company did not hold an interest rate swap as of
December 31, 2023. The amount reclassified out of accumulated other comprehensive income into interest expense, net was $0.2 million as reported in the Consolidated Statements of Operations for the year ended December 31, 2024.
8.Equity
Authorized Capital
As of December 31, 2024, the Company had the authority to issue an unlimited number of preferred shares and six classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class D-S, and Class E. Class E shares are classified as redeemable common stock on the Company’s Consolidated Balance Sheets. The Company also presents Class F-I X and
Class B-X which represent Class F-I shares and Class B shares, respectively, that were purchased during the Initial Share
Offering Period and entitled to a fee waiver while they were outstanding, as described in the Form 10. The Company also presents Class D-X which represents Class D shares that were purchased during the Initial Share Offering Period and that are currently entitled to a fee waiver, as described in the Form 10. Class D shares were renamed to Class D-S shares effective November 14, 2024.  Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares
The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(1)	Class D-S(2)	Class D-X	Class E	Total
January 24, 2023 (Date of Formation)	—	—	—	—	—	—	—	—	—
Common shares issued	—	—	2,342	2,855	6,469	—	—	202	11,868
Distribution reinvestment	—	—	4	1	4	—	—	—	9
Class transfers	—	—	—	(754)	754	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—
December 31, 2023	—	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	2,980	32,529	630	3,669	1,053	—	27,094	323	68,278
Distribution reinvestment	8	364	53	30	26	249	244	7	981
Class transfers	—	7,869	(3,029)	(5,801)	(8,306)	35,364	(25,991)	—	106
Common shares repurchased	—	(299)	—	—	—	—	—	(3)	(302)
December 31, 2024	2,988	40,463	—	—	—	35,613	1,347	529	80,940
______________________________________
(1)As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(2)Class D shares were renamed to Class D-S shares effective November 14, 2024.
Redeemable Common Stock
In connection with the Company’s payment of its management fee, the Adviser holds Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by affiliates of the Company as redeemable common stock outside of equity on the Company’s Consolidated Balance Sheets.  The Company received proceeds from the issuance of redeemable common stock of $0.4 million and $0 for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company has 529,375 redeemable common shares issued and outstanding.
The redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.1 million during the year ended December 31, 2024.
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
For the year ended December 31, 2024, the Company repurchased 301,666 shares of common shares, which includes 2,363
Class E shares, for a total of $3.0 million. The Company had no unfulfilled repurchase requests during the year ended
December 31, 2024.
The Company had no repurchase requests from January 24, 2023 (Date of Formation) through December 31, 2023.
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
The following table details the aggregate net distributions declared for each applicable class of common shares:

	Year Ended December 31, 2024
	Class F-S(1)	Class F-I(1)	Class F-I X(1)	Class B-X(1)	Class C(2)	Class D-S(3)	Class D-X	Class E
Aggregate net distributions declared per share	$0.1800	$0.4994	$0.3241	$0.1756	$0.0835	$0.4073	$0.5829	$0.5829

	From January 24, 2023 (Date of Formation) through December 31, 2023
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S(3)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$0.0792	$—	$0.0792	$0.0792	$—	$—	$0.0792
______________________________________
(1)Shares were outstanding for a portion of the year ended December 31, 2024.
(2)As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(3)Class D shares were renamed to Class D-S shares effective November 14, 2024.
Share-Based Compensation
The Company accrued $0.3 million and $0 of non-cash compensation expense at December 31, 2024 and December 31,
2023, respectively.
9.Other Liabilities
The following table summarizes the components of Other liabilities ($ in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$13,974	$9,887
Prepaid rental income	5,474	450
Accrued shareholder servicing fee	2,626	—
Accrued interest payable	1,526	—
Other accrued expenses	2,761	165
Total Other Liabilities	$26,361	$10,502

10.Leases
Lessor – Operating leases
The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s triple net lease, fully occupied properties, which consist of fixed annual rent that escalates annually throughout the term of the applicable leases. The tenant is generally responsible for all property-related expenses, including taxes, insurance and maintenance, and the Company has rights in accordance with the lease agreement to protect the value of the leased property. The
Company’s triple net lease properties are each occupied by a single tenant.
During the year ended December 31, 2024, operating lease income consisted of $31.8 million of fixed lease payments and
$9.6 million of straight-line rent. For the period from the Date of Formation through December 31, 2023, operating lease income consisted of $58,117 of fixed lease payments and $26,628 of straight line rent.
The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of December 31, 2024 ($ in thousands):

Year	Future Minimum Receipts
2025	$105,620
2026	111,406
2027	115,769
2028	118,505
2029	121,317
Thereafter	2,312,344
Total	$2,884,961
11.Commitments and Contingencies
In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $99.6 million and $183.5 million as of December 31, 2024 and 2023, respectively, in connection with its properties under development.
12.Earnings Per Share
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
deducted to arrive at class specific net income/(loss) per share and net distribution rate per share.

The following table details earnings(loss) per common share ($ in thousands, except per share data):

	Year ended December 31, 2024
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income/ (loss)	$69	$1,991	$607	$367	$228	$3,524	$4,725	$94	$11,605
Weighted average number of common shares outstanding	596	17,826	2,003	1,351	579	16,518	16,327	303	55,503
Earnings (loss) per common share — basic and diluted	$0.12	$0.11	$0.30	$0.27	$0.39	$0.21	$0.29	$0.31	$0.21

	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income	$—	$—	$(1,238)	$(1,112)	$(3,824)	$—	$—	$(107)	$(6,281)
Weighted average number of common shares outstanding	—	—	407	271	873	—	—	36	1,587
Earnings (loss) per common share — basic and diluted	$—	$—	$(3.04)	$(4.10)	$(4.38)	$—	$—	$(2.97)	$(3.96)
13. Economic Dependency
The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company's common shares, origination, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
14.Subsequent Events
The Company has evaluated events and transactions that occurred after December 31, 2024 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from December 31, 2024 through the date the consolidated financial statements were issued.
Proceeds from the Issuance of Common Shares
On January 2, 2025, the Company issued and sold 7,954,630 common shares, consisting of 1,478,462 Class F-S shares,
6,418,876 Class F-I shares, 56,560 Class D-S shares and 732 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $80.7 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

In addition on January 2, 2025, the Company issued 181,062 Class A units of FNLR OP to the Special Limited Partner as payment for $1.9 million performance participation allocation fees.
In addition, on January 2, 2025, the Company issued 29,155 Class E shares to the board of trustees as payment for $0.3 million compensation expense for 2024 fiscal year service.
On January 15, 2025, the Company issued 67,171 Class E common shares to the Adviser as payment for $0.7 million of management fees.
On February 3, 2025, the Company issued and sold 3,936,363 common shares, consisting of 793,365 Class I shares,
929,656 Class F-S shares, 2,155,698 Class F-I shares, 56,827 Class D-S shares and 815 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $40.1 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.
In addition, on February 18, 2025, the Company issued 73,595 Class A OP Units to the Adviser as payment for $0.8 million of management fees.
On March 3, 2025, the Company issued and sold 4,601,972 common shares, consisting of 1,145,770 Class I shares,
1,200,137 Class F-S shares, 2,195,792 Class F-I shares, 57,048 Class D-S shares and 3,225 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $46.9 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.
In addition, on March 18, 2025, the Company issued 69,884 Class A OP Units to the Adviser as payment for $0.7 million of management fees.
Borrowings
On February 6, 2025, FNLR OP, as borrower (the “Borrower”), the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the “Loan Parties”), entered into that certain New Lender Joinder Agreement (the “Joinder Agreement”) supplementing the Credit Agreement, with Bank of
America, N.A. (“BofA”), as administrative agent (in such capacity, the “Administrative Agent”) and as the sole L/C Issuer under the Credit Agreement and The Huntington National Bank, as a new lender thereunder. Pursuant to the Joinder
Agreement (i) the aggregate commitments to the revolving credit facility pursuant to the Credit Agreement increased from
$677.5 million to $755.0 million, of which $25.0 million is available for standby letters of credit (the “Revolving Credit
Facility”) and (ii) the aggregate outstanding principal amount of the term loan pursuant to the Credit Agreement increased from $122.5 to $145.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit
Facilities”).
Acquisitions
On February 12, 2025, the Company acquired three industrial properties in Arkansas and Ohio for $79.4 million. The properties were subsequently leased backed to the seller under an absolute triple net master lease.
On February 19, 2025, the Company acquired five retail properties in Washington for $26.2 million. The properties were subsequently leased back to the seller under an absolute triple net master lease.
On February 26, 2025, the Company acquired three industrial properties in Texas and Illinois for $27.5 million. The properties were subsequently leased back to the seller under an absolute triple net master lease.
On March 7, 2025, the Company acquired additional land adjacent to the existing facility in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.
On March 26, 2025, the Company acquired one retail property in Connecticut for $3.8 million. The property was subsequently leased back to the seller under an absolute triple net lease.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024
($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period
Description	Location	Number of Properties	Encumbra nces	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Total	Accumulated Depreciation	Year Acquired
Industrial Properties
	Pennsylvania	1	$—	$4,482	$48,383	$451	$4,868	$4,933	$53,251	$58,184	$(116)	2023
	Tennessee	1	—	1,909	29,875	130	2,027	2,039	31,902	33,941	(143)	2023
	Wisconsin	1	—	3,956	49,365	—	—	3,956	49,365	53,321	(1,784)	2023
	Pennsylvania	1	—	4,815	11,459	—	—	4,815	11,459	16,274	(460)	2024
	Oregon	1	—	2,850	4,573	—	—	2,850	4,573	7,423	(207)	2024
	Ohio	1	—	2,750	9,012	—	1,000	2,750	10,012	12,762	(417)	2024
	Utah	3	—	10,963	26,748	—	—	10,963	26,748	37,711	(841)	2024
	Various	27	—	59,644	53,209	—	—	59,644	53,209	112,853	(2,575)	2024
	Various	22	—	57,968	86,905	—	—	57,968	86,905	144,873	(1,838)	2024
	Various	2	—	2,775	5,449	—	—	2,775	5,449	8,224	(114)	2024
	Georgia	3	—	7,723	16,664	—	—	7,723	16,664	24,387	(206)	2024
	Various	3	—	47,265	118,160	—	—	47,265	118,160	165,425	(820)	2024
	Various	2	—	23,502	39,393	—	—	23,502	39,393	62,895	—	2024
	Various	16	—	59,635	55,098	—	—	59,635	55,098	114,733	—	2024
	Various	2	—	18,397	65,788	—	—	18,397	65,788	84,185	—	2024
Total Industrial Properties		86	—	308,634	620,081	581	7,895	309,215	627,976	937,191	(9,521)

Retail Properties
	Washington	6	—	2,684	10,717	—	—	2,684	10,717	13,401	(285)	2024
	New Hampshire	4	—	1,861	4,921	—	—	1,861	4,921	6,782	(127)	2024
	Kentucky	7	—	3,248	7,419	—	—	3,248	7,419	10,667	(211)	2024
	Illinois	3	—	1,464	4,431	—	—	1,464	4,431	5,895	(97)	2024
	Alabama	4	—	1,158	5,676	—	—	1,158	5,676	6,834	(101)	2024
	Louisiana	5	—	3,898	7,833	—	—	3,898	7,833	11,731	(113)	2024
	South Carolina	1	—	346	2,010	—	—	346	2,010	2,356	(26)	2024
	Florida	3	—	3,398	5,237	—	—	3,398	5,237	8,635	(51)	2024
	Michigan	2	—	1,444	2,893	—	—	1,444	2,893	4,337	—	2024
	New Jersey	3	—	3,736	7,643	—	—	3,736	7,643	11,379	—	2024
	Minnesota	1	—	1,531	4,238	—	—	1,531	4,238	5,769	—	2024

Washington	2	—	4,597	9,469	—	—	4,597	9,469	14,066	—	2024
Pennsylvania	2	—	1,820	3,179	—	—	1,820	3,179	4,999	—	2024
West Virginia	4	—	2,659	13,317	—	—	2,657	13,319	15,976	—	2024
Florida	2	—	5,035	8,750	—	—	5,035	8,750	13,785	—	2024
Total Retail Properties	49	—	38,879	97,733	—	—	38,877	97,735	136,612	(1,011)

Property Under Development
Missouri	1	—	8,763	71,714	—	—	8,763	71,714	80,477	—	2023
Portfolio Total	136	$—	$356,276	$789,528	$581	$7,895	$356,855	$797,425	$1,154,280	$(10,532)

December 31, 2024
Real Estate:
Balance at beginning of year	$98,488
Additions during the year:
Land and land improvements	344,138
Buildings and tenant improvements	711,654
Balance at the end of the year	$1,154,280

Accumulated Depreciation:
Balance at the beginning of year	$(25)
Accumulated depreciation	(10,507)
Balance at the end of the year	$(10,532)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (“Co-CEOs”), who are our principal executive officers, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and
CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B.OTHER INFORMATION
During the year ended December 31, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f)
of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
Accordion Exercise Notice Pursuant to Credit Agreement
The Operating Partnership, as borrower, the Company, as guarantor, and the other guarantors party thereto, requested, pursuant to Section 2.15 of the Credit Agreement, an increase of the Revolving Credit Facility (the “Accordion
Exercise”), which Accordion Exercise was effective on December 19, 2024. Pursuant to the Accordion Exercise (i) the
aggregate Revolving Credit Facility commitments pursuant to the Credit Agreement increased from $427.5 million to
$677.5 million, of which $25.0 million is available for standby letters of credit and (ii) the aggregate outstanding principal amount of the term loan pursuant to the Credit Agreement remained unmodified at $122.5 million.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We operate under the direction of our board of trustees. Our board of trustees has retained the Adviser to manage the acquisition and dispositions of our investments, subject to the board of trustees’ supervision.
Our board of trustees currently has five members, three of whom are independent trustees, as defined by our
Declaration of Trust. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in
NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.”
Trustees and Executive Officers
Information regarding our trustees and executive officers is set forth below:

Name	Age*	Position
Ahsan Aijaz	46	Co-Chief Executive Officer and Trustee
Joshua Pack	51	Co-Chief Executive Officer and Trustee
Avraham Dreyfuss	52	Chief Financial Officer
Lewis A. Burleigh	84	Trustee
Deborah Doyle McWhinney	69	Trustee
David Weinreb	60	Trustee
__________________
*As of March 28, 2025
Each trustee will hold office until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his, her or its successor.
Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.
Biographical Information
Trustees
Our trustees have been divided into two groups — Independent Trustees and Non-Independent Trustees.
Non-Independent Trustees
Ahsan Aijaz is a Co-Chief Executive Officer of the Company and member of the board of trustees of the
Company. Mr. Aijaz is also the Managing Director based in Dallas for the Fortress Credit Funds business. Mr. Aijaz heads the Net Lease business and is the Co-CIO of the Fortress Net Lease Income Fund LP. Mr. Aijaz is a member of the
Leadership Committee at Fortress and also serves on multiple investment committees. Mr. Aijaz joined Fortress in 2011 and has been involved in primarily net lease transactions, as well as lending and private equity transactions across the
United States and Europe. Prior to Fortress, Mr. Aijaz worked in the structured real estate group at a private equity firm in
Los Angeles from April 2009 to May 2011. Prior to that, from August 2008 to February 2009, Mr. Aijaz worked as an
Investment Banker at Butler, Wick & Co. focused on private placements and M&A transactions. In May 2000, Mr. Aijaz began his career at McDonald & Co., as an Investment Banker. Mr. Aijaz serves on the board of the Los Angeles Opera and the Wallis Annenberg Center for Performing Arts. Mr. Aijaz holds a Bachelor of Science in Finance from The Ohio
State University, where he also served as a research assistant in the Finance Department. We believe that Mr. Aijaz’s depth of experience in investment management, including his experience on the Leadership Committee at Fortress, as well as his intimate knowledge of our business and operations, gives the board of trustees valuable industry specific knowledge and expertise on these and other matters.
Joshua Pack is a Co-Chief Executive Officer of the Company. Mr. Pack is also a Co-Chief Executive Officer and a member of the board of trustees of Fortress Credit Realty Income Trust, an affiliate of the Company, since June 2024. In addition, Mr. Pack is a Managing Partner and Co-CIO of the Fortress Credit Funds business. Mr. Pack serves on the investment committee for the Credit Funds, is a member of the Fortress Management and Credit Leadership Committees
and is the head of the firm’s Environmental, Social and Governance (ESG) Committee. Mr. Pack has over 25 years of credit investment and workout experience through multiple credit cycles. Since joining the Credit Funds Business at its inception in 2002, Mr. Pack has analyzed, structured, and negotiated hundreds of lending, structured equity, net lease and real estate transactions. Prior to joining Fortress, Mr. Pack was a Vice President with Wells Fargo & Co. in the capital markets group. Before that, Mr. Pack was a Vice President with American Commercial Capital, an independent specialty finance company lending to middlemarket businesses that was subsequently acquired by Wells Fargo & Co. in 2001. Mr.
Pack serves as a Director on multiple corporate and philanthropic boards. Mr. Pack attended the United States Air Force
Academy and received a B.A. in Economics from California State University, San Marcos. We believe that Mr. Pack’s depth of experience in investment management, including his experience as a Managing Partner of the Fortress Credit
Funds Business, as well as his intimate knowledge of our business and operations, gives the board of trustees valuable industry specific knowledge and expertise on these and other matters.
Independent Trustees
Lewis A. Burleigh is a member of our board of trustees. He is a retired partner of the international law firm,
Dechert, LLP where he practiced from 2001 to 2016, and a co-founder and managing director of CRE Insurance Solutions
LLC, an excess lines insurance broker specializing in the placement of residual value and lease enhancement insurance for the credit tenant lease market. During his career as a lawyer, Mr. Burleigh was admitted to the bars of New York,
California, Massachusetts and Pennsylvania, and was an active member of the American College of Investment Counsel and the International Law Society. Early in his career, he served as chairman of a fifty-lawyer law firm, and was its lead negotiator of its merger into a larger firm, on whose executive committee he also served. He specialized in net lease financing of real estate, and personally negotiated, documented and closed over two thousand transactions involving many billions of dollars, with an emphasis on multi-property, multi-state transactions. He is the Founding Director Emeritus of the Boston Public Library and its executive and audit committees. Mr. Burleigh received his Bachelor of Arts from Harvard
College and graduated from Harvard Law School. We believe that Mr. Burleigh’s experience practicing as a corporate lawyer provides valuable insight to the board of trustees on regulatory and risk management issues and his experience as a partner in investment firms and over 30 years of experience serving as a director for both public and private companies provide industry specific knowledge and expertise to the board of trustees.
Deborah Doyle McWhinney is a member of our board of trustees. Ms. McWhinney currently serves on the board of directors of Standard and Poor’s Global since 2015, Borg Warner since 2018, Franklin Templeton ETF funds since 2020 and Legal Shield since 2020. She also serves as a Trustee of California Institute of Technology and the JPL since 2007 and the Institute for Defense Analysis since 2011. Previously in her career she held executive roles at BAC, VISA, Charles
Schwab, and Citibank. In all of her roles she led major transformation in payments, investments and domestic and international financial services. Ms. McWhinney received her Bachelor of Arts from the University of Montana in 1977.
We believe that Ms. McWhinney’s experience as an executive and leading major transformation in payments, investments and domestic and international financial services provides the board of trustees with valuable knowledge and insight in the credit and financial services sector.
David Weinreb is a member of our board of trustees. Mr. Weinreb has nearly 40 years of real estate industry experience, including 17 years as the Chairman and Chief Executive Officer of TPMC Realty Corporation, from 1993 to
2010, prior to cofounding the Howard Hughes Corporation in November 2010, where he served as CEO and a member of the board of directors. Mr. Weinreb is currently the Chairman and CEO of Weinreb Ventures. He has served on the national board of the Alzheimer’s Drug Discovery Foundation since 2019. We believe that Mr. Weinreb’s extensive experience as an executive in the real estate sector provides the board of trustees with valuable knowledge and insight in the real estate sector.
Executive Officers
For information concerning the backgrounds of Mr. Aijaz and Mr. Pack, see “—Trustees—Non-Independent
Trustees” above.
Avraham Dreyfuss is the Chief Financial Officer of the Company. Mr. Dreyfuss is also the Chief Financial
Officer and a Managing Director of Fortress Credit Realty Income Trust, an affiliate of the Company, since June 2024. Mr.
Dreyfuss is a Managing Director and the Chief Financial Officer of the Company and Fortress Credit Funds business. Mr.
Dreyfuss joined Fortress in April 2010. Prior to joining Fortress, Mr. Dreyfuss was the CFO at HG Vora Capital, a

distressed credit hedge fund in New York City. Mr. Dreyfuss has extensive experience in the alternative investment industry working at various funds including his work as the Controller for the Lehman Brothers Absolute Strategies
Division. Mr. Dreyfuss holds a BA in Accounting and Information Systems from Queens College of the City University of
New York, and a CPA designation.
Although our executive officers, who provide us with most of our services, also serve in their respective roles as executive officers of the Adviser, such individuals have certain duties as executive officers of the Company arising from
Maryland law, our Declaration of Trust and our Bylaws. These duties include executing contracts and other instruments in our name and on our behalf and such other duties as may be prescribed by our board of trustees from time to time.
Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all duties incident to their offices and such other duties as may be prescribed by our board of trustees from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.
We have entered into indemnification agreements with each of our trustees and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our trustees and executive officers in connection with any claims, suits or proceedings brought against such trustees and executive officers as a result of their service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our Declaration of Trust. We also maintain a directors and officers insurance policy.
Committees
Our entire board of trustees is responsible for supervising our business. However, pursuant to our Declaration of
Trust and Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by the board of trustees; provided that each committee consists of at least a majority of independent trustees. Members of each of the committees discussed below have been appointed by our board of trustees.
The board of trustees currently has an Audit Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is currently composed of Ms. McWhinney, Mr. Burleigh and Mr. Weinreb, all of whom are independent trustees. Ms. McWhinney serves as chair of the Audit Committee. Our board of trustees determined that
Deborah McWhinney is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.
The Audit Committee operates pursuant to its charter, which was approved by the board of trustees, and which sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the board of trustees in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.
Corporate Governance
We currently have a five-member board. Our board of trustees may change the number of trustees, but not to fewer than three nor more than fifteen, unless we amend our Bylaws. Although our Declaration of Trust does not require a minimum number of independent trustees, the board of trustees has determined that Lewis A. Burleigh, Deborah Doyle
McWhinney and David Weinreb are independent trustees, giving us a majority independent board of trustees. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.”
We expect the board to continue to have a majority of independent trustees, except for a period of up to 60 days after the death, removal or resignation of an independent trustee pending the election of a successor independent trustee.
Each trustee will serve until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his, her or its successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed in certain limited circumstances by the shareholders upon the affirmative vote of shareholders entitled to cast at least two-
thirds of all the votes entitled to be cast on the matter by the holders of our outstanding shares. A vacancy on our board of trustees resulting from any cause (other than removal by the shareholders for “cause”), may be filled only by a vote of a majority of the remaining trustees, or in the case of election of an independent trustee, after nomination by a majority of the remaining independent trustees (if any remaining trustees are independent trustees). A vacancy on our board of trustees resulting from removal by the shareholders may be filled only by the shareholders.
Our board of trustees will generally meet quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, the board will supervise the relationship between us and the Adviser. Our board of trustees is empowered to approve the payment of compensation to trustees for services rendered to us.
Our board of trustees has adopted written policies on investments and borrowings, the general terms of which are set forth in this Annual Report. The board of trustees may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance. Our board of trustees, including a majority of our independent trustees, will review our investment policies with sufficient frequency, and at least annually, to determine that they are in our best interest.
Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code of
Conduct”) that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the
Adviser, including our co-principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Conduct, as it relates to those also covered by Fortress’s code of conduct, operates in conjunction with, and in addition to, Fortress’s code of conduct. Our Code of Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics and filed as Exhibit 14 to this Annual Report.
Insider Trading Policy. We have adopted an insider trading policy applicable to our trustees, officers, employees, investment adviser and administrator of the Company, as well as the Company itself, that prohibits such persons from engaging in transactions in any securities of the Company while in possession of material nonpublic information regarding such securities where such information was improperly obtained, where it was obtained under circumstances contemplating that it would not be used for personal gain and in certain other circumstances. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. The foregoing summary of the insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19 to this Annual Report.
ITEM 11.EXECUTIVE COMPENSATION
This section provides information about the material elements of compensation that are paid, awarded to, or earned by, our named executive officers for fiscal year 2024, who consist of any individual who served as our principal executive officer during fiscal year 2024, and our two most highly compensated executive officers who were serving at the end of fiscal year
2024 other than our principal executive officer.  For fiscal year 2024, our named executive officers and their respective positions were as follows:
•Ahsan Aijaz, Co-Chief Executive Officer and Trustee;
•Joshua Pack, Co-Chief Executive Officer and Trustee; and
•Avraham Dreyfuss, Chief Financial Officer.
Executive Officer Compensation
We are externally managed and currently have no employees, and we do not expect to have any employees. The
Management Agreement provides that the Adviser is responsible for managing our investment activities. Our named executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates.
None of our named executive officers receive direct compensation from us. In consideration of the provision of services of the Adviser, we reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations under the Administration Agreement. See “Item 1. Business—Compensation of the Adviser and Expense
Reimbursement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a
description of the fees that we pay to the Adviser and the Management Agreement.

Pursuant to the Administration Agreement, we reimburse the Adviser or its affiliates for an allocable portion of the compensation paid by the Adviser or its affiliates to our named executive officers based on a percentage of time such officers devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company.
Furthermore, we do not have employment agreements with our named executive officers; we do not provide pension or retirement benefits, perquisites or other personal benefits to our named executive officers; our named executive officers have not received any nonqualified deferred compensation; and we do not have arrangements to make payments to our named executive officers upon their termination of employment or in the event of a change in control of the Company.
During fiscal year 2024, the aggregate amount that we reimbursed to the Adviser and its affiliates for the allocable portion of the compensation paid by the Adviser or its affiliates to our named executive officers was equal to $153,496.
Please see the “2024 Summary Compensation Table” below for a breakdown of this aggregate amount per named executive officer.
2024 Summary Compensation Table
The following table sets forth certain information with respect to compensation earned by, awarded to or paid to our named executive officers for fiscal years 2023 and 2024.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Total ($)
Ahsan Aijaz(3)	2024	—	—	—
Co-Chief Executive Officer and Trustee	2023	—	—	—
Joshua Pack(4)	2024	—	—	—
Co-Chief Executive Officer and Trustee	2023	—	—	—
Avraham Dreyfuss	2024	43,146	110,350	153,496
Chief Financial Officer	2023	26,172	61,572	87,744
____________
(1) Amounts in this column represent the base salary earned by the applicable named executive officer in the applicable fiscal year. Such amounts are paid by the Adviser to such named executive officer, and then reimbursed by us pursuant to the Administration Agreement.
(2) Amounts in this column represent discretionary annual bonuses earned by the applicable named executive officer in respect of the applicable fiscal year. Such amounts are paid by the Adviser to such named executive officer, and then reimbursed by us pursuant to the Administration Agreement.
(3)The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Aijaz during fiscal years 2023 and 2024.
(4)The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Pack during fiscal years 2023 and 2024.
Outstanding Equity Awards at Fiscal Year End
There were no outstanding equity awards held by our named executive officers as of December 31, 2024.
Trustee Compensation
For fiscal year 2024, we paid our non-employee trustees who are not affiliated with the Adviser or Fortress an annual cash retainer of $100,000 (or $150,000 for Ms. McWhinney). In addition to such cash compensation, our non-employee trustees who are not affiliated with the Adviser or Fortress each received, in respect of their service on the board of trustees during fiscal year 2024, a grant of 9,718 Class E shares on January 2, 2025 (with each such grant valued at $100,000 and the number of Class E shares issued based on the then-current per share NAV of our Class E shares at the time of issuance).
Commencing in fiscal year 2025, we expect to compensate each of our non-employee trustees who are not affiliated with the Adviser or Fortress with an annual retainer of $200,000, consisting of $100,000 in cash and $100,000 in Class E shares. In addition, the Chair of our Audit Committee will receive an additional $50,000 annual cash retainer. The number of Class E shares to be issued will be based on the then-current per share NAV of our Class E shares at the time of issuance.
We do not intend to pay our trustees additional fees for attending meetings of the board of trustees, but we do intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending meetings and committee meetings of the board of trustees (including, but not limited to, airfare, hotel and food).
Our trustees who are affiliated with the Adviser or Fortress do not receive any additional compensation for serving on our board of trustees or committees thereof.
Trustee Compensation Table
The following table sets forth the compensation earned by or paid to our non-employee trustees for fiscal year
2024. The compensation earned by or paid to Messrs. Aijaz and Pack for fiscal year 2024 is set forth above in the “2024
Summary Compensation Table”.

Name(1)	Fees Earned or Paid in Cash(1) ($)	Total ($)
Deborah Doyle McWhinney	150,000	150,000
Lewis A. Burleigh	100,000	100,000
David Weinreb	100,000	100,000
____________
(1) Amounts in this column represent the cash portion of the annual retainer earned by each of our non-employee trustees who are not affiliated with the Adviser or Fortress during fiscal year 2024 (as well as any additional committee cash retainers received during fiscal year 2024, as applicable).
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of trustees. Our independent trustees participate in the consideration of our board of trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Equity Compensation Plan Information
The Company does not maintain any equity compensation plans, and therefore we are not providing the table that provides certain information with respect to the Company's equity compensation plans in effect as of December 31, 2024.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
As of March 28, 2025, the following table sets out certain ownership information with respect to our common shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5% of our outstanding common shares, each of our trustees and named executive officers and all officers and trustees as a group. As of March 28, 2025, there were a total of 97,433,591 common shares issued and outstanding. Except as otherwise noted, the beneficial ownership for the purpose of the following table includes each beneficial owner’s aggregate holding of all classes of common shares, including Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares,
Class F-I shares, Class D-S shares and Class E shares, and includes Class E shares that will be made available upon the exchange or conversion of Class A units of our Operating Partnership into Class E shares, subject to certain restrictions.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Unless otherwise stated, the address for each of the persons named below is in care of our principal executive offices at 1345 Avenue of the Americas, New York, NY 10105.

Name	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Beneficial Owner of More than 5%
TTC Multi-Strategy Fund QP, LP (1)	6,492,909	6.66%
Trustees and Named Executive Officers
Ahsan Aijaz	—	—
Joshua Pack	—	—
Lewis A. Burleigh	9,718	*
Deborah Doyle McWhinney	9,822	*
David Weinreb	9,718	*
Avraham Dreyfuss	—	—
All current executive officers and trustees as a group (6 persons)	29,258	*
_____________
(1)All shares indicated as beneficially owned are Class D shares and held directly by TTC Multi-Strategy Fund QP, LP
(“TTC Multi-Strategy Fund”). Tiedemann Advisors GO, LLC (“Tiedemann Advisors”) is the general partner of TTC
Multi-Strategy Fund. Voting and investment decisions for Tiedemann Advisors are made by an investment committee comprised of three or more individuals, and therefore no individual is the beneficial owner of the shares held by
Tiedemann Advisors or TTC Multi-Strategy Fund. The address of TTC Multi-Strategy Fund and Tiedemann Advisors is 520 Madison Avenue, 26th Floor, New York, NY 10022.
* Represents less than 1%
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Management Agreement; Operating Partnership Agreement and Administration Agreement
We have entered into (i) the Management Agreement with the Adviser pursuant to which we pay the management fee and certain Company expenses; (ii) the Amended Operating Partnership Agreement with FNLR GP LLC, the Special
Limited Partner and the other limited partners thereto, pursuant to which the Special Limited Partner is entitled to receive the performance participation allocation and (iii) the Administration Agreement, pursuant to which the Adviser has agreed to perform and oversee the performance of the administrative services necessary for our continued operation. In addition, pursuant to the Management Agreement, the Operating Partnership Agreement and the Administration Agreement, we have agreed to reimburse the Adviser for certain expenses as they occur, including, in the case of the Administration Agreement, reimbursement to the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to certain individuals who devote time to our business and affairs and act on our behalf. Each of the Management
Agreement, the Operating Partnership Agreement and the Administration Agreement has been approved by the board of trustees, including the independent trustees.
To date, the Adviser has received the management fee in Class E shares. For the year ended December 31, 2024, the Adviser was issued 281,963 Class E shares as payment for $2.9 million of management fees. The Adviser has not submitted any repurchase requests for shares previously issued as payment for management fees to date.
Allocation of Investment Opportunities
Fortress Affiliates invest their own capital in a broad range of investments. In certain cases, the investment objectives and programs of Fortress Affiliates are similar to, or overlap with, our investment objectives and proposed investment programs. We do not have the exclusive right to any investment opportunity. Accordingly, Fortress Affiliates are under no obligation to offer investment opportunities to us and may choose to allocate all or part of any such opportunity to any Fortress Affiliate or any business in which a Fortress Affiliate has invested. Fortress Affiliates may give advice and recommend investments to other Fortress Managed Accounts which may differ from advice given to, or investments recommended or bought for, us, even though the investment objectives of such Fortress Managed Accounts may be the same or similar.
Fortress Affiliates may also offer additional investment products that are similar to ours, and Fortress may permit existing or future Fortress Affiliates to have exclusive rights or priority with respect to certain investment opportunities. As a result, we may not be afforded the chance to participate in attractive investment opportunities in which other Fortress
Affiliates are given the opportunity to participate, or in some cases may be allocated a small part of an investment opportunity within our investment objectives when other Fortress Affiliates are allocated a larger portion. We may be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that our ability to participate in any particular opportunity may be substantially limited. In addition, the creation of new Fortress Managed Accounts may give rise to additional conflicts of interest that may not be foreseeable.
In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress Affiliates, on the one hand, and us, on the other hand, Fortress anticipates that it will consider one or more of the following: the objectives and investment program of a Fortress Affiliate, any exclusive and/or priority rights to investment opportunities that may have been granted to certain Fortress Affiliates, the expected duration of the investment in light of a Fortress Affiliate’s objectives and investment program, the amount of available capital (including financing), the magnitude of the investment opportunity, regulatory and tax considerations, the degree of risk arising from an investment, the expected investment return, the internal source of the investment opportunity, relative liquidity, likelihood of current income and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities.
Performance Participation Allocation
In addition to the fees paid to the Adviser for services provided pursuant to the Management Agreement, the
Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s Total Return. Total Return is defined as total distributions plus the change in the
Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Management
Agreement. Under the Operating Partnership Agreement, the Special Limited Partner is entitled to an allocation from the
Operating Partnership equal to (i) for the Class F-S units, Class F-D units, Class F-I units and Class E units of the
Operating Partnership, 10% of total return and (ii) for the Class S units, Class D units and Class I units of the Operating
Partnership, 12.5% of total return, in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). However, such performance participation allocation will be waived for six months by the Special Limited Partner (measured from the applicable OP Unit Issuance Date) for units issued during the
Initial Share Offering Period. In addition, the performance participation allocation in respect of the Class E units will also be waived by the Special Limited Partner so long as we qualify as a Publicly Offered REIT. The Special Limited Partner is
not entitled to a performance participation allocation for the Class A units or Class D units of the Operating Partnership.
The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in cash, Class E shares or Class A units at the election of the Special Limited Partner.
Organizational and Offering Costs
The Adviser agreed to advance all of the organization and offering expenses on behalf of the Company (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding the ongoing servicing fees) through November
1, 2024, the first anniversary of the date on which we broke escrow for our private offering. Such costs will be reimbursed to the Adviser pro rata over 60 months beginning November 1, 2024. As of December 31, 2024, the Company had accrued
$9.3 million and $4.7 million of organizational and offering expenses, respectively.
Placement Agent
We have appointed Fortress Capital Formation LLC (together with its representatives, “FCF”) to assist in the placement of certain shares (including Class F-I shares, Class B shares, Class C shares and Class D shares) to certain institutional investors, as defined under Capital Acquisition Broker Rule 016 (definitions), in our private offering. FCF is a member of FINRA and an affiliate of Fortress. Furthermore, representatives of FCF may also be employees of the Adviser or other Fortress Affiliates. To the extent FCF offers Class F-I shares, Class B shares, Class C shares and Class D shares to such institutional investors in our private offering and receives compensation therefor from Fortress Affiliates, FCF’s relations with us, and its relations with the Fortress group generally, may conflict with the interests of those investors. Any compensation paid to FCF will be paid by an entity within the Fortress group and not by the Adviser, us or our investors.
In addition, certain employees of Fortress who are registered representatives of the Dealer Manager may be compensated by FIG LLC or an affiliate of Fortress based on a variety of factors, including the amount of capital they raise for Fortress private funds and Fortress advised managed accounts. Accordingly, the management fees, performance participation interest and other compensation received by Fortress or its affiliates in connection with us create a conflict between the interests of FCF and those of our prospective investors. For retail investors (as defined in Regulation Best
Interest) additional information can be found in FCF’s Form CRS.
Indemnification Agreements with Trustees and Officers
We have entered into indemnification agreements with our trustees and officers. The indemnification agreements are intended to provide our trustees and officers the maximum indemnification permitted under Maryland law, the
Declaration of Trust and the Bylaws. Each indemnification agreement provides that we shall indemnify the trustee or officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her status with the Company, such trustee or officer is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.
For additional information regarding our related party transactions, please see Note 6 to our consolidated financial statements.
Fortress Subscription
FIG LLC has agreed to purchase an aggregate of $25 million of our Class E shares prior to December 31, 2025, in one or more closings, as determined by us in our sole discretion, at a price per share equal to the most recently determined NAV of Class E shares (the “Fortress Subscription”). The amount of the Fortress Subscription will be reduced by any amounts of our Class E shares that are purchased by employees, officers or directors of Fortress or its affiliates. The Class E shares purchased by FIG LLC in the Fortress Subscription will be subject to a two-year lock-up from the applicable issuance date of such Class E shares. Following the expiration of such two-year lock-up, FIG LLC may, from time to time, request to have any Class E shares it receives in connection with the Fortress Subscription repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. Any such repurchases will be subject to the repurchase limits that exist under our share repurchase plan, including the 2% monthly and 5% quarterly limitations on repurchases, and will be satisfied on a pari passu basis with repurchase requests made by non-affiliated shareholders.
Potential Conflicts of Interest
Various potential and actual conflicts of interest may arise from the overall investment activities of Fortress, the
Adviser and/or one or more existing or future Fortress Managed Accounts. The following briefly summarizes some of these conflicts but is not intended to be an exclusive list of all such conflicts. Furthermore, solely for the purposes of this
“—Potential Conflicts of Interest” section, (i) the Fortress Owner Group shall be deemed to be a Fortress Affiliate and (ii)
Fortress Managed Accounts shall be deemed to include funds and accounts managed by a member of the Fortress Owner
Group.
Dealing with Potential Conflicts of Interest
As an affiliate of an investment adviser registered with the SEC, the Adviser intends to act in good faith in a manner consistent with its duties to clients under applicable law. However, the Adviser is subject to various conflicts of interest arising from its relationships with various Fortress Affiliates. Fortress Affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have extensive investment activities (including principal investments by Fortress Affiliates for their own account), on behalf of both persons or entities to which they provide investment advice on a principal basis, that are independent from, and may from time to time conflict or compete with, the Company’s investment activities and the interests of investors in the
Company. These circumstances could give rise to numerous situations where interests may conflict, including in respect of the proprietary investments of Fortress Affiliates in entities or assets in which the Company invests, the investment by the

Company and other Fortress Managed Accounts in the same loans, securities or other assets or in different levels of the capital structure of the same entity, or other dealings involving the Company, on the one hand, and Fortress Affiliates and/
or businesses they invest in, on the other hand. The particular circumstances described under the following headings further illustrate some of the conflicts of interest that may arise. While Fortress will seek to resolve any such conflicts in a fair and equitable manner in accordance with its then-prevailing policies and procedures with respect to conflicts resolution among
Fortress Managed Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise, or should they arise, will be resolved in our favor.
Allocation of Investment Opportunities
Fortress currently offers a broad range of alternative investment products, including private equity funds, hedge funds, hybrid funds, publicly traded permanent capital vehicles and managed accounts. Generally, Fortress does not maintain a “wall” or “information barrier” among respective management teams that manage these investment vehicles.
Accordingly, information relating to investment opportunities may be shared across the investment teams that manage these investment vehicles.
In addition, Fortress Affiliates invest their own capital in a broad range of investments. In certain cases, the investment objectives and programs of Fortress Affiliates are similar to, or overlap with, the investment objectives and proposed investment programs of the Company. The Company does not have the exclusive right to any investment opportunity. Accordingly, Fortress Affiliates are under no obligation to offer investment opportunities to the Company and may choose to allocate all or part of any such opportunity to any Fortress Affiliate or any business in which a Fortress
Affiliate has invested. Fortress Affiliates may give advice and recommend investments to other Fortress Managed
Accounts which may differ from advice given to, or investments recommended or bought for, the Company, even though the investment objectives of such Fortress Managed Accounts may be the same or similar.
Fortress Affiliates may also offer additional investment products that are similar to the Company, and Fortress may permit existing or future Fortress Affiliates to have exclusive rights or priority with respect to certain investment opportunities. As a result, the Company may not be afforded the chance to participate in attractive investment opportunities in which other Fortress Affiliates are given the opportunity to participate, or in some cases may be allocated a small part of an investment opportunity within the investment objectives of the Company when other Fortress Affiliates are allocated a larger portion. The Company may be prohibited (due to, for example, exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that its ability to participate in any particular opportunity may be substantially limited. In addition, the creation of new Fortress Managed Accounts may give rise to additional conflicts of interests that may not be foreseeable.
In making allocation decisions with respect to investment opportunities that could reasonably be expected to fit the investment objectives of one or more Fortress Affiliates, on the one hand, and the Company, on the other hand, Fortress anticipates that it will consider one or more of the following: the objectives and investment program of a Fortress Affiliate, any exclusive and/or priority rights to investment opportunities that may have been granted to certain Fortress Affiliates, the expected duration of the investment in light of a Fortress Affiliate’s objectives and investment program, the amount of available capital (including financing), the magnitude of the investment opportunity, regulatory and tax considerations, the degree of risk arising from an investment, the expected investment return, the internal source of the investment opportunity, relative liquidity, likelihood of current income and/or such other factors as Fortress deems to be appropriate. These factors provide substantial discretion to Fortress to resolve conflicts of interest arising from limited investment opportunities.
The Company expects, from time to time, to co-invest alongside a Fortress Affiliate (including DBSO and FCO), including in the acquisition of a portfolio of properties from the same seller. Fortress will have discretion to allocate the properties from such portfolio and the associated purchase price between the Company and such Fortress Affiliate, and no approval of the board of trustees will be required for such transaction. The Company expects that properties with higher investment risks—and most likely higher returns—will be allocated to such Fortress Affiliate (particularly FCO) and not the Company. The purchase price paid by the Company for any property from such portfolio that is allocated to the
Company will be no greater than its fair market value as confirmed by (x) an independent third-party valuation agent or (y)
a broker.
The Company and other Fortress Affiliates may also, from time to time, combine one or more properties into a securitization vehicle the equity of which is allocated on a pro rata basis among the Company and such Fortress Affiliates based on property valuations, and where the valuations are (x) confirmed by an independent third-party valuation agent or
(y) approved by the board of trustees.
A Fortress Affiliate manages the Fortress Net Lease Income Fund LP and Fortress Net Lease Income Feeder Fund
LP (together with any co-invest or similar funds, the “Net Lease Funds”), which are expected to invest in net leased assets, primarily to single tenants, and are expected to include one or more land, building and/or leasehold interests in its portfolio.
The Net Lease Funds, with a targeted gross levered compounded annual internal rate of return of 12-14%, are expected to invest primarily in the United States but may invest in other jurisdictions as determined by the manager to the Net Lease
Funds. Investment opportunities that will be allocated to us and the Net Lease Funds will be allocated first to the Net Lease
Fund during its commitment period, which ends in November 2024, until its capital commitments (including invested capital returned during the first year of the Net Lease Funds’ commitment period) have been substantially invested, committed for investment or reserved.
We do not intend to make investments in Japan, unless otherwise determined by our Adviser and approved by our board of trustees. Affiliates of the adviser manage a series of Fortress Managed Accounts called the Fortress Japan
Opportunities Funds that have exclusivity with respect to certain investments in Japan.
A Fortress Affiliate manages Fortress Credit Realty Income Trust, a Maryland statutory trust (“FCR”), a privately placed, non-listed, perpetual life REIT. FCR is a credit-focused diversified mortgage REIT, which invests in the senior parts of the capital structure, with a focus on (i) floating rate loans across commercial real estate debt and (ii) residential loans and assets. FCR is the only other privately placed, non-listed, perpetual life REIT that Fortress has sponsored to date.
The Fortress Real Estate Opportunities Funds III and IV (together with successor, co-invest or similar funds, the
“FROF Funds”) are expected to primarily make opportunistic investments in commercial real estate and real estate-related
(collectively, “CRE”) assets, equity investments, loans, securities and other investments that have the potential to achieve significant total returns generally within a three-to-seven year time horizon. The FROF Funds intend to make value-
oriented investments throughout the capital structure of CRE assets. The Fortress Real Estate Opportunities Funds III, with a targeted gross compounded annual internal rate of return of at least 18%, are expected to invest primarily in North
America and Western Europe, but may also invest in Asia, Australia and elsewhere on an opportunistic basis. The FROF
Funds’ exclusivity, as more fully described below, does not include direct or indirect investments in net leased commercial real estate and related assets.
The following investments generally will be offered to the FROF Funds and any successor and/or Fortress
Managed Accounts sharing the same or similar exclusive investment objective (collectively, the “Fortress Real Estate
Exclusivity Funds”) and define their primary investment objective: (1) commercial real estate assets, (2) private pooled investment vehicles (e.g., funds or managed accounts) primarily focused on investments in commercial real estate assets
(provided that the applicable Fortress Real Estate Exclusivity Funds seek to obtain control of such private pooled investment vehicle) and (3) sub-performing or non-performing debt instruments related to a single asset or group of assets with respect to which the manager of each applicable Fortress Real Estate Exclusivity Fund believes, at the time of acquisition, such fund will foreclose on, or otherwise acquire, interests of the type set forth in clause (1) or (2) above, in each case with a targeted gross compounded annual internal rate of return of at least 16% and with the asset(s) or underlying collateral primarily located in North America and/or Western Europe, except (i) as necessary or appropriate to take into account legal, regulatory, tax or other considerations, or as otherwise approved by the advisory board of each applicable Fortress Real Estate Exclusivity Fund, (ii) for investments the Fortress Real Estate Exclusivity Funds cannot make pursuant to the terms of their fund documentation, (iii) for investments by or for the intended use of or managed by one or more entities that is or was a portfolio company of a Fortress Managed Account, (iv) for direct or indirect investments in net leased commercial real estate and related assets, (v) for investments by Fortress Affiliates in real estate that is intended to be held for non-investment purposes (for example, a corporate office), (vi) for investments by any
Fortress Affiliate that is a public company at the time of the initial closing of the applicable Fortress Real Estate
Exclusivity Funds and any successor thereto, (vii) for investments that are appropriate for any predecessor funds (prior to the expiration of the commitment period of such funds), which investments may be shared with the Fortress Real Estate
Exclusivity Funds and any of their successor funds, (viii) for investments in real estate companies and other operating companies, (ix) for investments or series of related investments in the same asset or issuer involving an aggregate purchase price of less than $10 million, (x) for investments in any of the senior living/retirement, infrastructure, transportation or cell tower sectors (including investments by Fortress Managed Accounts formed to invest in such sectors), (xi) for investments by Torre SGR S.p.A. and its affiliated funds, (xii) for investments by a series of parallel partnerships collectively referred to as the Fortress Italian NPL Opportunities Funds, (xiii) for investments by Fortress Managed Accounts (and/or their investors) arising out of their ownership of portfolio companies and (xiv) for any investment resulting from a transfer among Fortress Affiliates. In addition, in the event that an investment opportunity is available in limited amounts, or certain Fortress Affiliates have sufficient available capital and desire to make a proprietary investment in such opportunity, or certain Fortress Affiliates have more or less of their capital invested in Fortress Managed Accounts or businesses in which they or other Fortress Affiliates have invested, such Fortress Affiliates may have an incentive to allocate such investment opportunity to themselves or other Fortress Affiliates rather than to the Company. The economic interests of
Fortress Affiliates in certain of these other Fortress Managed Accounts and businesses in which Fortress Affiliates have interests, when combined with their rights to management and/or incentive fees from such Fortress Managed Accounts, may be significantly larger than their direct and indirect economic interests in the Company. Moreover, Fortress Affiliates would own the right to receive 100% of profits and other amounts attributable to an investment if made directly, rather than
10% of the net profits earned by the Company. Accordingly, Fortress Affiliates may have a substantial incentive to allocate investment opportunities or financing availability to Fortress Affiliates and the businesses they invest in or to otherwise make decisions that favor any of them over the Company. This may lead to fewer, and less attractive, investment opportunities being made available to the Company than would have been the case had Fortress Affiliates been restricted from pursuing proprietary investments and investment programs on behalf of other Fortress Managed Accounts.
Finally, the Company and Fortress Affiliates may make investments or engage in other activities that express inconsistent views with respect to an entity in which they have invested, a particular security, loan or other asset or relevant market conditions. If, for example, a Fortress Affiliate expresses a negative outlook on an entity in which the Company has invested, this may reduce the value of the Company’s investment(s). Similarly, the Company may elect to sell all or a part of an investment in an entity while Fortress Affiliates hold their investments in the same entity (or increase their exposure to it), or the Company may choose to make or increase the size of investment in an entity while Fortress Affiliates are selling all or part of their investment in the same entity.
Co-invest Arrangements
The Company may co-invest with third parties through partnerships, joint ventures or other entities. Such investments involve risks not present in investments where a third party is not involved, including the possibility that a third-party coventurer or partner may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to our investment objective. In addition, the
Company may, in certain circumstances, be liable for actions of its third-party coventurers or partners.
To the extent that a particular investment opportunity exceeds the desired allocation to the Company, or there are current or prospective investors in such investment opportunity that Fortress believes will be of benefit to the Company or who may provide a strategic, sourcing or similar benefit to Fortress, the Company or one or more of the Fortress Affiliates due to industry expertise, end-user expertise or otherwise, the Adviser may, in its discretion, offer the opportunity to co-
invest alongside the Company to, or otherwise partner with, one or more such strategic co-investors or any other person
(including Fortress Affiliates, the Company’s management team members, consultants or advisors) (collectively, “Co-
Investors”). In any event, no investor should have any expectation of receiving any such investment opportunity or to be owed any duty or obligation in connection therewith. The Adviser, Fortress, or any of their respective employees or
Fortress Affiliates may make an investment, or otherwise participate, in any Co-Investor. Although Fortress endeavors to allocate fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring, hedging and disposition of co-investments on a fair and reasonable basis, Co-
Investors may not agree to pay or otherwise bear, or it may otherwise not be practicable for Co-Investors to bear, fees, costs or expenses related to unconsummated co-investments. In such event, such fees, costs and expenses will be considered operating expenses of and be borne by the Company (and other Fortress Managed Accounts, if applicable).
In addition, in order to facilitate an investment, the Company may make (or commit to make) such investment with a view to selling a portion of such investment to Co-Investors or other persons or obtaining third-party financing prior to or within a brief period after the closing of the acquisition. In such event, the Company will bear the risk that any or all of the excess portion of such investment may not be sold or financed or may only be sold or financed on unattractive terms and that, as a consequence, we may bear the entire portion of any breakup fee or other fees, costs and expenses related to such investment, hold a larger than expected investment or may realize lower than expected returns from such investment.
Neither Fortress, the Adviser nor any of their respective affiliates will be deemed to have violated any duty or other obligation to the Company or any of its investors by engaging in such investment and sell-down activities.

Dissolution Risks
Certain Fortress Managed Accounts that may invest in tandem with the Company, may be required to liquidate their investments pursuant to the dissolution rights of their investors. Such dissolution may require the selling of the investments jointly held by such Fortress Managed Accounts and the Company under circumstances which may negatively affect the return thereon. This may negatively affect the value of the Company’s investments and/or the circumstances of their disposition and accordingly the Company’s returns.
Fees and Expenses
If any costs and expenses are incurred for the account of the Company and the Fortress Managed Accounts, the
Adviser will allocate such costs and expenses among the Company and the Fortress Managed Accounts as required by applicable law or the Management Agreement. Allocations of expenses made by the Adviser will be final and binding.
Such determinations are inherently subjective and may give rise to conflicts of interest. There can be no assurance that a different manner of calculation would not result in the Company bearing less (or more) expenses. Similarly, with regard to the Company’s indemnification obligations, the Adviser may be required to determine whether an action or failure to act of an Indemnified Party under the Management Agreement met the applicable standard of conduct under the Management
Agreement’s indemnification provisions, and such determination is inherently subjective and may give rise to conflicts of interest. Any description in this Annual Report of the expenses that the Company may bear is not exhaustive. From time to time the Adviser will need to make certain determinations regarding whether certain expenses are the Company’s “own”
expenses and therefore should be borne by the Company. These determinations will necessarily be subjective and may give rise to conflicts of interest between the interests of the investors and the interests of the Adviser, who might otherwise bear such expenses.
Relationships with Affiliated Persons
The Company may retain or otherwise purchase services from Fortress Affiliates and businesses in which they or
Fortress employees or other related persons have an interest in addition to management services to be provided by the
Adviser. Conflicts of interest may arise (including for example, because the portion of reimbursable expenses may vary between different Fortress Managed Accounts) in connection with such transactions, and such conflicts of interest may have adverse consequences for the Company. In addition, if we engage a Fortress Affiliate as a service provider, potential conflicts could arise (including for example, as a result of an incentive for the Adviser not to enforce, or to enforce less vigorously, certain rights of the Company under any applicable agreement in an effort to maintain the Company’s relationship with such Fortress Affiliate or to avoid imposing adverse economic consequences upon such Fortress
Affiliate). Subject to the restrictions described in this “Potential Conflicts of Interest” section, we may retain or otherwise purchase services, or purchase securities or assets, from Fortress Affiliates or businesses they or Fortress employees or other related persons have interests in without obtaining the approval of the board of trustees.
We shall obtain the approval of the board of trustees in respect of any purchase by us of a New Issuance (as defined herein) of the issuer of a structured product unless (a) at the time of such purchase (A) the issuer is not a Fortress
Affiliate or controlled by a Fortress Affiliate and (B) no Affiliated Service Company (as defined herein) is engaged by the issuer or (b) (x) a Fortress Affiliate proposes to purchase at such time a larger percentage of the same class or tranche (or multiple classes or tranches in similar proportions) of such New Issuance than we propose to purchase, and the advisory board, independent board of directors (or committee thereof) or the third-party investors (or equivalent, as applicable) of such Fortress Affiliate has approved such purchase on the same terms as us and (y) the Adviser determines in good faith that (A) the conflict of interest with respect to us is substantially the same as the conflict of interest with respect to such
Fortress Affiliate and (B) there is no material conflict of interest as between us, on the one hand, and such Fortress
Affiliate, on the other.
“New Issuance” means the initial sale by the issuer (or its underwriter acting as such) of an interest in the relevant structured product.
Service companies may be appointed to provide services to us or with respect to structured products that may be owned directly or indirectly by us, or with respect to underlying assets or asset pools of such structured products or other securities, assets or instruments that we may hold directly or indirectly, including to act as collateral managers, custodians or trustees of structured products, to act as servicers of loans or to provide due diligence or similar services. Certain such companies acting in any such capacity that are affiliates of Fortress, the “Affiliated Service Companies.”

Existing Relationships
Fortress and its affiliates have long-term relationships with a significant number of unaffiliated third parties. In determining whether to invest in a particular property on behalf of the Company, the Adviser will consider those relationships, and there may be certain transactions that will not be undertaken on behalf of the Company in view of such relationships. In addition, the existence and development of such relationships may be considered in the management of the
Company and its investments. In providing property leasing, development or other types of services to its clients, Fortress, the Adviser or their respective affiliates may recommend activities that could directly or indirectly compete with or adversely affect the Company.
Transactions with Certain Beneficial Owners
We entered into the TTC Subscription Agreement with TTC Multi-Strategy Fund on January 29, 2024. Under the
TTC Subscription Agreement, TTC Multi-Strategy Fund agreed to purchase an aggregate of $65.0 million of our Class D shares in one or more closings, as determined by us in our sole discretion. As of December 31, 2024, TTC Multi-Strategy
Fund owns 5,142,171 Class D-S shares and 1,347,151 Class D-X shares.
Investments with Other Fortress Affiliates
Additional conflicts of interest may arise as a result of the overlapping investment programs of the Company and other Fortress Affiliates.
•Concurrent Co-investing. The Company is permitted to co-invest initially in a particular asset or instrument at substantially the same time as other Fortress Affiliates, in which case they would generally invest at substantially the same price. Although we may invest in tandem with other Fortress Managed Accounts, they will not necessarily invest through the same investment vehicles or use the same counterparties. This may result in differences in terms and amount of leverage (if any), and associated transaction costs. There can be no assurance that the Company would dispose of such an investment at substantially the same price or time as other Fortress
Affiliates due to many factors that may or may not be foreseeable at the time of investment, including availability of capital for follow-on investment and other needs, differing basis in the investment, differing financing terms applicable to different investments, time horizons applicable to different Fortress Affiliates and their differing investment objectives and investment programs. Moreover, where the Company has invested in tandem with another Fortress Managed Account, its dissolution may have adverse consequences on the Company. See also “—
Dissolution Risks” above.
•Commonly-Held Investments. Where the Company and other Fortress Affiliates hold the same investment, the differing investment objectives of the Company and such Fortress Affiliates, as well as other factors applicable to the specific situation (including the differing liquidity requirements of the Company and such Fortress Affiliates), may result in a determination to dispose of, or retain, all or a portion of an investment on behalf of the Company at different times as such investment or portion thereof is being disposed of, or retained, by such Fortress Affiliates.
Fortress may also recommend investments to Fortress Affiliates that may differ from investments recommended to us, even though our investment objectives and such Fortress Affiliates may be similar. Further, in some instances,
Fortress Affiliates may choose to coordinate their activities (such as timing dispositions in an orderly way in order to avoid affecting the market value of a class of investment in an unduly volatile manner) with respect to commonly held investments, when it would theoretically be possible for the Adviser to act unilaterally with respect to our holdings in such investment. Such coordination could have the effect of lowering returns on such investment relative to what might have been achieved absent such coordination. However, the Adviser is not obligated to engage in such coordination and in fact may elect not to do so in any particular circumstance.
•Investing in Pre-Existing Investments. The Company may invest in entities or assets or properties leased to tenants in which other Fortress Affiliates hold an investment, and Fortress Affiliates may otherwise transact with, provide services to or receive fees from, companies that sell properties to us and become our tenants in a sale-leaseback arrangement. We may not obtain independent, third-party valuations prior to any investment by the Company in an entity, asset or property leased to a tenant in which Fortress Affiliates have a pre-existing investment.
Similarly, other Fortress Affiliates may later invest in entities or assets in which the Company has invested or in tenants of properties in which the Company has invested, which may have an effect (either positive or negative)
on the market price of the Company’s investments. In circumstances in which we make an investment in an entity or asset or property leased to a tenant in which other Fortress Affiliates have a pre-existing investment, we expect to make business decisions relating to such investment (such as, for example, financing or hedging interest rate, currency or credit risk) independently of the analogous decisions made with respect to such investment by such other Fortress Affiliates. This may result in situations where we choose not to hedge certain risks that other
Fortress Affiliates do hedge (or vice versa), or the possibility that we are exposed to risks of financing (for example, possible margin calls) on an investment when other Fortress Affiliates are not (or vice versa).
•Risks and Restrictions Arising from Fortress Affiliate Activities. Fortress Affiliates regularly acquire confidential information and may enter into confidentiality and/or “standstill agreements” when assessing investment opportunities. These activities could prevent us from disposing of (or acquiring additional interests in) such investment opportunities, potentially for an extended period of time and could result in us disposing of an investment at a price that is lower than the price which we could have obtained if it were not subject to such restriction. A co-investment by the Company alongside other Fortress Affiliates, or a control investment by other
Fortress Affiliates in an entity in which the Company has invested, may lengthen the period of time in which the
Company holds that investment. Such investments by other Fortress Affiliates may also cause us to incur costs, either directly (e.g., if the transaction is a taxable event for the Company) or indirectly through their interests in co-investment funds or portfolio companies (e.g., a “break-up fee,” hedging costs or “broken deal” expenses).
Further, the Company may be subject to regulatory or legal restrictions or constraints that may not have been applicable had Fortress Affiliates not also invested in the same entity (e.g., the investment in a single company or securitization vehicle by multiple Fortress Affiliates may be aggregated for regulatory purposes, resulting in possible public disclosure of the investment or becoming subject to “short-swing” trading rules under Section 16 of the Exchange Act).
•Investing in Different Levels of the Capital Structure. The Company may hold interests in an entity or asset that are of a different class or type than the class or type of interests held by another Fortress Affiliate. For example, we may hold fee title to a property and a Fortress Affiliate may hold senior debt with respect to the same property.
This would potentially result in other Fortress Affiliates being senior or junior to the Company in the capital structure of such entity, which could mean that in a workout or other distressed scenario the Company might be adverse to other Fortress Affiliates and might recover all or part of its investment while the Fortress Affiliates might not. The Company will not be required to take any action or withhold from taking any action to mitigate losses by the Fortress Affiliates in such a scenario. While we will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its then-prevailing policies and procedures with respect to conflicts resolution among the other Fortress Managed Accounts, and there can be no assurance that any conflicts will be resolved in our favor. Unless otherwise required by our Declaration of Trust or investment guidelines, the Adviser will not be required to present to our board of trustees for approval the following transactions: (i) entering into a net lease with respect to a property or portfolio of properties with a tenant that is controlled by a Fortress Affiliate unless the terms of such net lease are inconsistent with indicative market terms for transactions involving similar properties as confirmed by an independent third-party, or (ii) obtaining any financing from a Fortress Affiliate
(other than short-term borrowings from Fortress Affiliates) which financing is secured by a net leased property or portfolio of net leased properties owned by the Company, unless such net lease or financing is in place at the time of investment by the Company. Such Company investment may include, without limitation, an acquisition by the
Company of a lease portfolio in which a portfolio company of a Fortress Managed Account represents an immaterial (e.g., by number or credit exposure) portion of the tenants; where a Fortress Managed Account owns a portion of the debt on Company assets alongside an unaffiliated co-lender with a meaningful interest in the debt;
or where a Fortress Managed Account owns the land underlying a lease acquired or entered into by the Company.
Principal Transactions
Subject to applicable law and the Adviser’s policies, the Adviser could seek to effect a purchase or sale of an investment (a “principal transaction”) between the Company and the Adviser or another Fortress Affiliate. Such principal transactions will generally require the consent of the board of trustees under the Declaration of Trust, including a majority of our independent trustees.
Reliance on Fortress Professionals
The success of the Company is substantially dependent on the senior investment professionals of Fortress, including members of the Investment Committee. Should one or more of these individuals become incapacitated or in some other way cease to perform their duties for the Adviser on behalf of the Company, the Company’s performance could be materially adversely affected through a diminished capacity to obtain investment opportunities, to structure and execute the

Company’s potential investments and to execute the Company’s business plans. Neither we nor the Adviser currently intend to maintain key man life insurance with respect to any of such persons.
Valuation Matters
The NAV of our shares will be calculated and accounted for in accordance with our valuation guidelines.
Valuations used by the Adviser could be incorrect, and consequently the value of our shares may not correspond to the
NAV.
Other Conflicts
We may retain certain of the Adviser’s affiliates, from time to time, for services relating to our investments or our operations, which may include accounting and audit services (including valuation support services), account management services, corporate secretarial services, data management services, trusteeship services, information technology services, finance and budget services, human resources, judicial processes, legal services, operational services, risk management services, tax services, treasury services, loan management services, construction management services, property management services, leasing services, property, title and/or other types of insurance and related services, asset management services, transaction support services, transaction consulting services and other similar operational matters.
Our Operating Partnership or its subsidiaries may also issue equity incentives to certain employees of such affiliates. Any payments made to the Adviser’s affiliates will not reduce the management fee or performance participation allocation. Any such arrangements will be at or below market rates.
Such services may be provided by the Adviser’s affiliates to the Company and other Fortress Managed Accounts.
In particular, the Adviser’s affiliates will provide asset management services, including certain portfolio and property-
related services, to the Company and other Fortress Managed Accounts, which services may include credit evaluation of the underlying tenant, monitoring and enforcement of covenant compliance by tenants, lessees and other counterparties, monitoring Company management and operations where appropriate, monitoring the progress of construction and development of properties, including “build-to-suit” properties, and tracking of payment obligations and cash payments.
The Adviser shall have the right to cause Fortress’s in-house legal (including, for the avoidance of doubt, compliance)
services for the Company to be rendered by employees of Fortress or its affiliates, and the Company shall pay or reimburse
Fortress or its affiliates performing such services for the cost thereof. The Company shall bear all costs and expenses of the
Adviser’s affiliates (other than the costs and expenses of Affiliated Service Companies) that are directly attributable to the salaries, bonuses and fringe benefits payable to employees of the Adviser’s affiliates performing asset management services whose work is provided solely to the Company and all costs and expenses of information systems, software and hardware utilized solely by the Company in connection with asset management. For any asset management services provided to the Company and other Fortress Managed Accounts, the Company shall bear its allocable share of such costs and expenses, as well as all costs and expenses of information systems, software and hardware utilized by the Company and other Fortress Managed Accounts in connection with asset management, such allocable share to be based on the relative values of the specific assets of the Company and other Fortress Managed Accounts for which asset management services are being provided. For the avoidance of doubt, if as part of his/her responsibilities, an employee of the Adviser’s affiliate performs functions in addition to asset management services, the Company shall only be responsible for the reimbursement of the allocable portion of the employee’s salary, bonus and fringe benefits corresponding to the employee’s time spent devoted to asset management services.
To the extent other services enumerated above are provided by the Adviser’s affiliates to the Company and other
Fortress Managed Accounts, the Adviser shall allocate the costs and expenses related to such services among the Company and such other Fortress Managed Accounts in a manner that the Adviser, in its discretion, determines is fair and reasonable.
The Adviser and the Company will generally engage common legal counsel and other advisors in a particular transaction, including a transaction in which there are conflicts of interest. Members of the law firms engaged to represent the Company could be investors in the Company and could also represent one or more of the companies/tenants or investors involved in the Company’s investment program. In the event of a significant dispute or divergence of interest between the Company, Fortress and/or its affiliates, the parties will at times engage separate counsel in the sole discretion of Fortress and its affiliates, and in litigation and other circumstances separate representation will occasionally be required.
Additionally, Fortress and its affiliates and the Company and the companies/tenants involved in the Company’s investment program will at times engage other common service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms). Such advisors and services providers may be investors in the Company, affiliates of Fortress and its affiliates and/or sources of investment opportunities and co-

investors or counterparties therewith. In certain circumstances, the law firm or service provider may charge varying rates or engage in different arrangements for services provided to Fortress and its affiliates and the Company. This may result in
Fortress or its affiliates receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or Fortress or its affiliates receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between Fortress and its affiliates, on the one hand, and the Company on the other hand, in determining whether to engage such service providers, including the possibility that
Fortress will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such services provider by the Company.
Certain advisors and other services providers to the Company, or certain entities in which the Company has an investment, may also provide goods or services to, or have business, personal, financial or other relationships with, Fortress or the Company’s affiliates. These relationships may influence Fortress or its affiliates in deciding whether to select or recommend such service providers to perform services for the Company. The Adviser will generally select a Company’s service providers and will determine the compensation of such providers without review by or consent of the Company’s investors. To the extent allowable under its governing documents, the Company, regardless of the relationship to Fortress and its affiliates of the person performing the services, will generally bear the fees, costs and expenses related to such services. This may create an incentive for the Adviser or its affiliates to select service providers based on the potential benefit to Fortress and its affiliates rather than the Company.
By subscribing for shares of the Company, investors will be deemed to have consented to the allocation of these benefits other than to the Company, including to Fortress and its affiliates and other clients, and to have waived the conflict of interest that arises from engaging such counterparties.
Certain Business Relationships
Certain of our current trustees and officers are directors, officers or employees of the Adviser.

Trustee Independence
Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing
Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.” See “Item 10. Directors, Executive Officers and Corporate Governance” for additional information concerning independence of our trustees.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the year ended December 31, 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.
Audit and Non-Audit Fees
The following table sets forth the fees billed by Deloitte as of the date of this filing for the period from January 24,
2023 (Date of Formation) through December 31, 2024 (in thousands):

	Year Ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
Audit fees	$591	$413
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$591	$413
The Audit Committee was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual year-end financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.
Audit Fees
Audit fees include fees for services that normally would be provided by Deloitte in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit-related services
Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Fees
Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.
All other fees
These are fees for any services not included in the above-described categories.

Audit Committee Pre-Approval Policies and Procedures
In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our board of trustees, which concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of documents filed:
(1) The Financial Statements of the Company. (See Item 8 above)
(2) The Financial Statement Schedules. (See Item 8 above). The information required by Schedule III is included in the Notes to Consolidated Financial Statements
(3) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Trust of the Company, dated January 24, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)
3.2
Third Amended and Restated Declaration of Trust of the Company, dated November 15, 2024 (filed as
Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)

3.3	Bylaws of the Company, as adopted May 1, 2023 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)
4.1	Second Amended and Restated Share Repurchase Plan, dated November 15, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).
4.2
Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of
November 15, 2024 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the
SEC on November 20, 2024).

4.3	Distribution Reinvestment Plan adopted by the Company, effective as of September 27, 2023 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)
4.4*	Description of Securities of the Company
10.1
Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated
November 15, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
November 20, 2024 and incorporated herein by reference)

10.2
Second Amended and Restated Management Agreement, dated November 15, 2024, by and among the
Company, the Operating Partnership and the Adviser (filed as Exhibit 10.2 to the Company’s Current
Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)

10.3	Administration Agreement, dated May 1, 2023, by and between the Company and the Adviser (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on February 1, 2024)
10.4
Second Amended and Restated Dealer Manager Agreement, dated November 15, 2024, by and among the
Company, the Adviser and the Dealer Manager (filed as Exhibit 10.3 to the Company’s Current Report on
Form 8-K filed on November 20, 2024 and incorporated herein by reference)

10.5
Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-
dealers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)

10.6*	Form of Subscription Agreement
10.7
Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as
Exhibit 10.5 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)

10.8
First Amendment to Credit Agreement and New Lender Joinder Agreement, dated October 18, 2024, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto and Bank of America, N.A., Capital One, National Association, KeyBank National Association,
Wells Fargo Bank, National Association, and Goldman Sachs Bank USA, as new revolving credit lenders and new term lenders, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the
Company’s Current Report on Form 8-K filed on October 24, 2024 and incorporated herein by reference)

10.9
Purchase and Sale Agreement, dated April 11, 2024, by and between FNLR Non-Friction LLC and certain subsidiaries of RelaDyne, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q
filed on August 14, 2024 and incorporated herein by reference)

10.1
Credit Agreement, dated, as of August 13, 2024, among FNLR OP LP, as Borrower, Fortress Net Lease
REIT, Bank of America, N.A., as Administrative Agent and letter of credit issuer, the other letter of credit issuers and lenders party thereto, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner
(filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024 and incorporated herein by reference)

10.11
Purchase and Sale Agreement, dated August 13, 2024, by and between FNLR Compounds Matter LLC and certain subsidiaries of Univar Solutions USA LLC (filed as Exhibit 10.3 to the Company’s Quarterly
Report on Form 10-Q filed on August 14, 2024 and incorporated herein by reference)

10.12
New Lender Joinder Agreement, dated November 21, 2024, by and among FNLR OP LP, as borrower,
Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, the lender parties thereto, and
Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on November 27, 2024 and incorporated herein by reference)

10.13*
New Lender Joinder Agreement, dated February 6, 2025, by and among FNLR OP LP, as borrower,
Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, the lender parties thereto, and
Bank of America, N.A., as administrative agent.

14*	Code of Ethics
19*	Insider Trading Policy
21.1*	Subsidiaries of the Company
31.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Schema **
101.CAL	XBRL Taxonomy Definition **
101.DEF	XBRL Taxonomy Calculation **
101.LAB	XBRL Taxonomy Labels **
101.PRE	XBRL Taxonomy Presentation **
______________________________________
*Filed herewith
**The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16.FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 28, 2025

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Ahsan Aijaz	Co-Chief Executive Officer and Trustee (Co- Principal Executive Officer)	March 28, 2025
Ahsan Aijaz
/s/ Joshua Pack	Co-Chief Executive Officer and Trustee (Co- Principal Executive Officer)	March 28, 2025
Joshua Pack
/s/ Avraham Dreyfuss	Chief Financial Officer (Principal Financial Officer)	March 28, 2025
Avraham Dreyfuss
/s/ Deborah Doyle McWhinney	Trustee	March 28, 2025
Deborah Doyle McWhinney
/s/ Lewis A. Burleigh	Trustee	March 28, 2025
Lewis A. Burleigh
/s/ David Weinreb	Trustee	March 28, 2025
David Weinreb