Form 10-Q
period 2025-03-31
Fortress Net Lease REIT
filed 2025-05-13
CIK 1966394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2025, the issuer had the following shares outstanding: 4,466,195 Class I shares, 8,919,061 Class F-S shares, 57,498,364 Class F-I shares, 37,258,362 Class D-S shares and 2,446,677 Class E shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Net Lease REIT (the “Company,” “we,” “us,” or “our”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:
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
i

In addition, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025. Other factors that could cause our actual results to differ materially include:
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
For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Annual Report and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings).

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

Fortress Net Lease REIT Condensed Consolidated Balance Sheets (Unaudited) (in thousands, except per share data)

	As of	As of
Assets	March 31, 2025	December 31, 2024
Investments in real estate, net	$1,262,647	$1,143,748
Intangible assets, net	237,421	207,574
Cash and cash equivalents	3,188	127,225
Restricted cash	76,563	87,737
Other assets	99,416	22,237
Total assets	$1,679,235	$1,588,521

Liabilities and Equity
Liabilities
Subscriptions received in advance	$69,329	$80,573
Due to affiliate	17,421	17,868
Revolving credit facility	483,500	562,500
Term loan, net	143,591	121,154
Distribution payable	5,569	4,260
Other liabilities	25,815	26,361
Total liabilities	745,225	812,716

Commitments and contingencies (Note 11)
Redeemable common stock (Note 8)	6,579	5,479
Redeemable non-controlling interests (Note 8)	3,389	—

Equity
Common stock - Class I shares, $0.01 par value per share, 1,939 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	19	—
Common stock - Class F-S shares, $0.01 par value per share, 6,597 and 2,988 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	66	30
Common stock - Class F-I shares, $0.01 par value per share, 51,222 and 40,463 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	513	405
Common stock - Class D-S shares, $0.01 par value per share, 36,829 and 35,613 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	367	355
Common stock - Class D-X shares, $0.01 par value per share, 306 and 1,347 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	13
Additional paid-in capital	960,613	796,992
Accumulated other comprehensive income	394	948
Accumulated deficit	(37,933)	(28,417)
Total equity	924,042	770,326
Total liabilities and equity	$1,679,235	$1,588,521

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	For the three months ended
	March 31, 2025	March 31, 2024
Revenue
Rental revenue	$32,597	$2,677
Total revenue	32,597	2,677

Expenses
Organizational costs	—	1,753
General and administrative	3,623	1,060
Management fee	2,346	—
Performance participation allocation	1,288	—
Depreciation and amortization	10,962	802
Total expenses	18,219	3,615

Other income (expense)
Interest income	166	2,394
Interest expense, net	(8,514)	—
Total other income (expense)	(8,348)	2,394

Net income	$6,030	$1,456
Net income attributable to non-controlling interests	25	—
Net income attributable to FNLR stockholders	$6,005	$1,456
Earnings per share of common stock - basic and diluted - (Note 12)	$0.06	$0.04
Weighted-average shares of common stock outstanding - basic - (Note 12)	92,880	33,867
Weighted-average shares of common stock outstanding - diluted - (Note 12)	93,128	33,867
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	For the three months ended
	March 31, 2025	March 31, 2024
Net income	$6,030	$1,456
Other comprehensive loss:
Change in fair value of interest rate swaps	(554)	—
Other comprehensive loss	(554)	—
Comprehensive income	5,476	1,456
Comprehensive income attributable to non-controlling interests	23	—
Comprehensive income attributable to FNLR stockholders	$5,453	$1,456
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	For the three months ended March 31, 2025
	Par Value
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
Balance at December 31, 2024	$—	$30	$405	$355	$13	$796,992	$948	$(28,417)	$770,326
Common stock issued	19	36	105	—	—	158,951	—	—	159,111
Offering costs	—	—	—	—	—	(286)	—	—	(286)
Distribution reinvestment	—	—	3	2	—	5,175	—	—	5,180
Share class exchange	—	—	—	10	(10)	—	—	—	—
Common stock redeemed	—	—	—	—	—	(116)	—	—	(116)
Other comprehensive loss (other comprehensive loss of $2 allocated to redeemable NCI)	—	—	—	—	—	—	(554)	—	(554)
Net income (net income of $25 allocated to redeemable NCI)	—	—	—	—	—	—	—	6,005	6,005
Distributions declared on common stock ($0.1678 gross per share)	—	—	—	—	—	—	—	(15,521)	(15,521)
Allocation to redeemable common shares	—	—	—	—	—	(60)	—	—	(60)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(43)	—	—	(43)
Balance at March 31, 2025	$19	$66	$513	$367	$3	$960,613	$394	$(37,933)	$924,042
See accompanying notes to the condensed consolidated financial statements.

	For the three months ended March 31, 2024
	Par Value
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Equity
Balance at December 31, 2023	$—	$—	$—	$23	$21	$73	$—	$—	$2	$115,952	$—	$(6,982)	$109,089
Common stock issued	—	—	29	7	37	10	—	218	—	299,763	—	—	300,064
Offering costs	—	—	—	—	—	—	—	—	—	(682)	—	—	(682)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	932	—	—	932
Share class exchange	—	—	—	—	(10)	(83)	—	93	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	1,456	1,456
Distributions declared on common stock ($0.1275 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(4,367)	(4,367)
Balance at March 31, 2024	$—	$—	$29	$30	$48	$—	$—	$311	$2	$415,965	$—	$(9,893)	$406,492
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$6,030	$1,456
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	—	1,753
Depreciation and amortization	10,962	802
Straight-line rent adjustment	(6,841)	(852)
Management fee	2,346	—
Performance participation allocation	1,288	—
Other items	727	(165)
Changes in assets and liabilities:
Decrease in other assets	470	296
Increase (decrease) in other liabilities	(1,609)	893
Net cash provided by operating activities	13,373	4,183
Cash flows from investing activities:
Acquisitions of real estate	(214,077)	(92,762)
Capital expenditures and improvements	(18,277)	(25,281)
Net cash used in investing activities	(232,354)	(118,043)
Cash flows from financing activities:
Borrowings under revolving credit facility	120,500	—
Repayment of revolving credit facility	(199,500)	—
Borrowings under term loan	22,500	—
Payment of deferred financing costs	(1,519)	—
Proceeds from issuance of common stock	81,746	177,804
Proceeds from issuance of redeemable common stock	25	—
Offering costs paid	(235)	—
Redemptions of common stock	(26)	—
Subscriptions received in advance	69,329	53,141
Payment of distributions to common shareholders	(9,050)	(2,059)
Net cash provided by financing activities	83,770	228,886
Net change in cash, cash equivalents and restricted cash	(135,211)	115,026

Cash, cash equivalents and restricted cash, beginning of period	214,962	132,404
Cash, cash equivalents and restricted cash, end of period	$79,751	$247,430

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$3,188	$188,428
Restricted cash	76,563	59,002
Total cash, cash equivalents and restricted cash	$79,751	$247,430

Supplemental disclosures:
Interest paid	$8,892	$—

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$2,010	$9,377
Accrued distributions	$5,569	$1,845
Distribution reinvestment	$5,205	$932
Offering costs due to affiliate	$142	$682
Other offering costs payable	$145	$—
Issuance of Class E shares as payment of the management fee and board of directors compensation	$991	$—
Issuance of Class A OP units as settlement of the management fee and performance participation allocation	$3,367	$—
Share class exchange	$10	$94
Allocation to redeemable common shares	$60	$—
Allocation to redeemable non-controlling interests	$43	$—
Change in fair value of interest rate swap	$(554)	$—
Accrued unpaid stockholders servicing fee	$5,833	$—
Redemptions payable	$90	$—
See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization and Business Purpose
Fortress Net Lease REIT (“FNLR” or the “Company”) was formed on January 24, 2023 (the “Date of Formation”) as a Maryland statutory trust and has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the year ended December 31, 2023. The Company was organized to invest primarily in single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors located in the United States and, to a lesser extent, Canada, Europe or other jurisdictions as the Company sees fit. The Company, through FNLR GP LLC (a wholly owned subsidiary of the Company), is the sole general partner of FNLR OP LP, a Delaware limited partnership (“FNLR OP”), and FNLR SLP LLC (the “Special Limited Partner”), a wholly owned subsidiary of Fortress Investment Group LLC (“Fortress”), owns a special limited partner interest in FNLR OP. Substantially all of the Company’s business is conducted through FNLR OP. The Company and FNLR OP are externally managed by FNLR Management LLC (the “Adviser”), an affiliate of Fortress.
On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the three months ended March 31, 2025 and 2024, the Company had received aggregate proceeds of $167.6 million and $301.0 million, respectively, from the sales of shares of its common stock through this private offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company's prior month's net asset value (“NAV”) per share as calculated monthly.
The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of March 31, 2025, the Company owned 33 investments in real estate, of which three are subject to build-to-suit leases, and 30 for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial or retail properties located in the United States.
2.    Summary of Significant Accounting Policies
The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany balances and transactions, if any, have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2025.
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
Reclassifications
Certain amounts in the Company’s prior period Condensed Consolidated Statement of Cash Flows included in Other items of $0.9 million for the three months ended March 31, 2024 have been reclassified to Straight-line rent adjustment to conform to the three months ended March 31, 2025 presentation.
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
Investments in Real Estate
In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, the Company accounts for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.
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
During the three months ended March 31, 2025 and 2024 the Company recognized depreciation expense in the amount of $8.2 million and $0.6 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.
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
Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company's Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company recognized amortization expense in the amount of $2.8 million and $0.2 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.
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
Restricted Cash
As of March 31, 2025 and December 31, 2024, the restricted cash balances of $76.6 million and $87.7 million, respectively, primarily consist of amounts held for future construction draws and subscriptions received in advance.
Deferred Charges
The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets for the Secured Revolving Credit Facility (as defined below) and as a reduction of the Term

Loan Facility (as defined below) on the Condensed Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.
Derivatives and Hedging Activities
The Company uses an interest rate swap to limit exposure to changes in interest rates, primarily on the variable interest rate debt disclosed in “Note 5 – Debt.” The Company does not use derivative instruments for speculative or trading purposes. The interest rate swap qualifies as a cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at fair value on the Condensed Consolidated Balance Sheets in Other assets. Gains and losses due to changes in fair value are recorded in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for interest rate swaps will be reclassified to interest expense, net when the periodic swap settlements are made each calendar quarter end.
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
Valuation of assets and liabilities measured at fair value
The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was $0.4 million and $0.9 million, respectively.

Valuation of liabilities not measured at fair value

As of March 31, 2025, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Redeemable Common Stock

The Company classifies common shares held by an affiliate of the Company as redeemable common stock on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common stock are recorded to additional paid-in capital.

Redeemable Non-Controlling Interests

The Company classifies OP Units held by the Adviser and the Special Limited Partner as redeemable non-controlling interests on the Condensed Consolidated Balance Sheets at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. Changes in the value of redeemable non-controlling interests are recorded to additional paid-in capital.
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
Income Taxes
The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ended December 31, 2023. The Company’s qualification as a REIT will depend upon its ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of the Company’s gross income, the composition and value of the Company’s assets, the Company’s distribution levels and the diversity of ownership of the Company’s capital shares. The Company believes that it is organized in conformity with the requirements for qualification as a REIT under the Code and that its intended manner of operation has enabled the Company to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.
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
Share-Based Compensation
Each of the trustees who are not affiliated with the Adviser or Fortress receive $100,000 of Class E shares for services provided annually. The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares vests immediately upon issuance. See “Note 8 – Equity” for additional information regarding share-based compensation.

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Co-Chief Executive Officers. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had three tenants from which it derived 10% or more of its revenue for the three months ended March 31, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Three months ended March 31, 2025	Three months ended March 31, 2025
Tenant A	$7,124	21.86%
Tenant B	$3,512	10.78%
Tenant C	$3,125	10.00%
The Company had two tenants from which it derived 10% or more of its revenue for the three months ended March 31, 2024, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Three months ended March 31, 2024	Three months ended March 31, 2024
Tenant D	$1,970	73.59%
Tenant E	$433	16.17%
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement (Topic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“Topic 220-40”). Topic 220-40 requires the disaggregation of expenses into required categories in disclosures within the footnotes of the financial statements. The FASB identified the required expense categories as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas producing activities or other depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This guidance should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this new guidance on its financial statement disclosures.

3.    Investments in Real Estate, net
Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Buildings and tenant improvements	$812,649	$725,711
Land	276,313	259,466
Land improvements	106,605	97,389
Construction in progress	85,802	71,714
Total	1,281,369	1,154,280
Accumulated depreciation	(18,722)	(10,532)
Investments in real estate, net	$1,262,647	$1,143,748
Acquisitions
During the three months ended March 31, 2025, the Company acquired six industrial and seven retail properties for $140.2 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 9,811 thousand and 8,373 thousand square feet as of March 31, 2025 and December 31, 2024, respectively, all of which is fully occupied.
The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the three months ended March 31, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,497	3	*	1,153
Industrial	Various	27,553	3	*	275
Total Industrial Properties		107,050	6		1,428

Retail Properties:
Retail	Washington	26,982	5	*	40
Retail	Michigan	2,305	1	*	4
Retail	Connecticut	3,860	1		10
Total Retail Properties		33,147	7		54
Total		$140,197	13		1,482
______________________________________
*    Properties subject to master lease agreement.
Additionally, during the three months ended March 31, 2025, Company acquired additional land adjacent to an existing industrial property in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the three months ended March 31, 2024 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Pennsylvania	$21,884	1		242
Industrial	Various	25,353	2	*	401
Industrial	Utah	45,525	3	*	254
Total		$92,762	6		897
______________________________________
*    Properties subject to master lease agreement.
The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2025 ($ in thousands):

Amount
Buildings and building improvements	$83,295
Land	16,847
Land improvements	8,930
In-place lease intangibles	32,613
Total purchase price	$141,685
During the three months ended March 31, 2025, the Company made deposits of $70.6 million for future acquisitions, which are included in Other assets on the Condensed Consolidated Balance Sheets.
The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2024 ($ in thousands):

Amount
Buildings and building improvements	$51,622
Land	15,749
Land improvements	5,629
In-place lease intangibles	19,762
Total purchase price	$92,762
4.    Intangible Assets, net
The gross carrying amount and accumulated amortization of the Company’s identified intangible assets consisted of the following ($ in thousands):

Intangible lease assets	March 31, 2025	December 31, 2024
In-place lease intangibles	$236,186	$203,574
Condominium interest	7,492	7,492
Total intangible assets	243,678	211,066
Accumulated amortization
In-place lease intangibles	(6,257)	(3,492)
Intangible assets, net	$237,421	$207,574

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of March 31, 2025 is as follows ($ in thousands):

Amount
2025 (remaining)	$9,383
2026	12,333
2027	12,333
2028	12,333
2029	12,333
2030	12,333
Thereafter	158,881
Total	$229,929
5.    Debt
On August 13, 2024, FNLR OP (the “Borrower”) entered into the Credit Facilities (as defined below). The following table details key terms of the Credit Facilities as of March 31, 2025 ($ in thousands):

Indebtedness	Principal Outstanding Balance	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility(1)	$483,500	5.84%	10/17/2025	$755,000
Total secured Revolving Credit Facility	483,500

Term Loan Facility	145,000	5.82%	10/17/2025	$145,000
Deferred financing costs, net	(1,409)
Term Loan Facility, net	143,591
Total Borrowings, net	$627,091
The following table details key terms of the Credit Facilities as of December 31, 2024 ($ in thousands):

Indebtedness	Principal Outstanding Balance	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility(1)	$562,500	6.26%	10/17/2025	$677,500
Total secured Revolving Credit Facility	562,500

Term Loan Facility	122,500	6.32%	10/17/2025	$122,500
Deferred financing costs, net	(1,346)
Term Loan Facility, net	121,154
Total Borrowings, net	$683,654
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
The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of March 31, 2025, the Company was in compliance with all of its loan covenants.
6.    Related Party Transactions
Due to Affiliate
The following table details the components of due to affiliate ($ in thousands):

	March 31, 2025	December 31, 2024
Advanced organizational and offering costs	$13,480	$14,048
General and administrative expenses	1,799	1,255
Accrued management fee	854	691
Performance participation allocation	1,288	1,874
Total	$17,421	$17,868
Advanced Organizational and Offering Costs
The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $13.5 million and $14.0 million of reimbursable costs were payable to the Adviser at March 31, 2025 and December 31, 2024, respectively.
General and Administrative Expenses
The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $1.6 million and $0.9 million in general and administrative expenses were payable to the Adviser at March 31, 2025 and December 31, 2024, respectively. Approximately $0.2 million and $0.4 million was payable to members of the Company’s board of trustees related to compensation expense at March 31, 2025 and December 31, 2024, respectively.
Accrued Management Fee
The Company pays the Adviser a management fee ranging from 1.00% to 1.25% of NAV per annum payable monthly. However, the Adviser has waived the management fee for six months for certain investors measured from the later of (i) the day on which such shareholder first purchased any waiver-eligible shares and (ii) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”). The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT”.
The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class A units of FNLR OP (the “Class A OP Units”). To date, the Adviser has elected to receive the management fee in the Company’s Class E shares or Class A units of FNLR OP, resulting in a non-cash expense.
During the three months ended March 31, 2025, the Company issued 143,479 Class A OP units and 67,171 Class E shares and recognized management fees of $2.3 million in the Condensed Consolidated Statements of Operations. The Company did not issue shares or incur management fees during the three months ended March 31, 2024.

Performance Participation Allocation
The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the three months ended March 31, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year end 2024.
During the three months ended March 31, 2025, the Company recognized $1.3 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. The Company did not recognize any performance participation allocation expense during the three months ended March 31, 2024.
7.    Derivative Financial Instruments

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

The fair value of the interest rate swap as of March 31, 2025 and December 31, 2024 was $0.4 million and $0.9 million, respectively, and is included in Other assets on the Condensed Consolidated Balance Sheets. The amount recorded in other comprehensive loss related to the interest rate swap was ($0.6) million and is included in Change in fair value of interest rate swaps on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025. The amount reclassified out of accumulated other comprehensive income into interest expense, net was $0.1 million as reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.
8.    Equity
Authorized Capital
As of March 31, 2025, the Company had the authority to issue an unlimited number of preferred shares and six classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class D-S, and Class E. Class E shares are classified as redeemable common stock on the Company’s Condensed Consolidated Balance Sheets. The Company also presents Class F-I X and Class B-X which represent Class F-I shares and Class B shares, respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding, as described in the Annual Report. The Initial Share Offering Period ended as of February 1, 2024. The Company also presents Class D-X which represents Class D shares that were purchased during the Initial Share Offering Period and that are currently entitled to a fee waiver, as described in the Annual Report. Class D shares were renamed to Class D-S shares effective November 14, 2024. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares
The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended March 31, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
December 31, 2024	—	2,988	40,463	35,613	1,347	529	80,940
Common shares issued	1,936	3,572	10,470	—	—	99	16,077
Distribution reinvestment	3	37	300	169	—	2	511
Class transfers	—	—	—	1,047	(1,041)	—	6
Common shares repurchased	—	—	(11)	—	—	—	(11)
March 31, 2025	1,939	6,597	51,222	36,829	306	630	97,523

	Three Months Ended March 31, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E	Total
December 31, 2023	—	—	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	—	—	2,861	630	3,669	1,052	—	21,748	7	29,967
Distribution reinvestment	—	—	—	16	14	26	—	35	2	93
Class transfers	—	—	—	—	(1,000)	(8,305)	—	9,305	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—	—
March 31, 2024	—	—	2,861	2,992	4,785	—	—	31,088	211	41,937
______________________________________
(1)Class D shares were renamed to Class D-S shares effective November 14, 2024.
(2)As of March 31, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
Redeemable Common Stock
In connection with the Company’s payment of its management fee, the Adviser holds Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common stock outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $25,000 and $0 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company has 630,474 redeemable Class E shares issued and outstanding.
The redeemable Class E shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.1 million during the three months ended March 31, 2025.
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
Other than as described for redeemable common stock and redeemable non-controlling interests, the Company is not obligated to repurchase any shares or units, including shares or units held by the Adviser acquired as payment of the Adviser's management fee or held by the Special Limited Partner for its performance participation interest, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro-rata basis.
For the three months ended March 31, 2025, the Company repurchased 11,404 shares of common shares for a total of $0.1 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2025.
The Company had no outstanding repurchase requests for the three months ended March 31, 2024.
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
The following table details the aggregate net distributions declared for each applicable class of common shares:

	Three Months Ended March 31, 2025
	Class I(1)	Class F-S	Class F-I	Class D-S(2)	Class D-X	Class E
Aggregate net distributions declared per share	$0.1126	$0.1462	$0.1678	$0.1678	$0.1678	$0.1678

	Three Months Ended March 31, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(3)	Class D-S(2)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$—	$0.0440	$0.1275	$0.1275	$0.0835	$—	$0.1275	$0.1275
______________________________________
(1)Shares were outstanding for a portion of the three months ended March 31, 2025.
(2)Class D shares were renamed to Class D-S shares effective November 14, 2024.
(3)As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
Redeemable Non-Controlling Interests
In connection with its performance participation interest, the Special Limited Partner holds 181,062 Class A units of FNLR OP. Additionally, in connection with the payment of management fees, the Adviser owns 143,479 Class A units of FNLR OP. See Note 6 - Related Party Transactions for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A units for either Class E shares in the Company or cash at their election, the Company has classified these Class A units as Redeemable non-controlling interests outside of equity on the Company's Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $42,729 during the three months ended March 31, 2025.
The following table details the redeemable non-controlling interest activity for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of period	$—	$—
Settlement of prior performance participation allocation and management fee	3,367	—
Offering costs	(1)	—
Net income	25	—
Other comprehensive loss	(2)	—
Distributions	(43)	—
Redemption value allocation	43	—
Ending balance	$3,389	$—
Share-Based Compensation
The Company accrued $0.1 million and $0.3 million of non-cash compensation expense at March 31, 2025 and December 31, 2024, respectively.

9.     Other Liabilities

The following table summarizes the components of Other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$11,965	$13,974
Prepaid rental income	4,374	5,474
Accrued shareholder servicing fee	5,834	2,626
Accrued interest payable	563	1,526
Other accrued expenses	3,079	2,761
Total Other Liabilities	$25,815	$26,361
10.    Leases
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
During the three months ended March 31, 2025, operating lease income consisted of $25.8 million of fixed lease payments and $6.8 million of straight-line rent. For the three months ended March 31, 2024, operating lease income consisted of $1.9 million of fixed lease payments and $0.8 million of straight line rent.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of March 31, 2025 ($ in thousands):

Year	Future Minimum Receipts
2025 (remaining)	$88,480
2026	123,270
2027	127,951
2028	131,013
2029	134,160
2030	137,395
Thereafter	2,421,857
Total	$3,164,126
11.    Commitments and Contingencies
In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $74.8 million and $99.6 million as of March 31, 2025 and December 31, 2024, respectively, in connection with its properties under development.
12.    Earnings Per Share
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

The following table details net income/(loss) per common share ($ in thousands, except per share data):

	Three months ended March 31, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income	$18	$283	$2,694	$2,868	$77	$65	$6,005
Weighted average number of common shares outstanding - basic	872	5,426	48,883	36,399	673	627	92,880
Net income per common share - basic	$0.02	$0.05	$0.06	$0.08	$0.11	$0.10	$0.06
Net income attributable to non-controlling interests - OP units							$25
Net income - diluted							$6,030
Weighted average number of OP units							248
Weighted average number of common shares outstanding - diluted							93,128
Net income per common share - diluted							$0.06

	Three months ended March 31, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income (loss)	$—	$—	$(35)	$148	$170	$228	$—	$934	$11	$1,456
Weighted average number of common shares outstanding	—	—	975	2,889	3,851	2,283	—	23,663	206	33,867
Net income (loss) per common share - basic and diluted	$—	$—	$(0.04)	$0.05	$0.04	$0.10	$—	$0.04	$0.05	$0.04

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
14.    Subsequent Events
In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after March 31, 2025 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from March 31, 2025 through the date the condensed consolidated financial statements were issued.
Proceeds from the Issuance of Common Shares
On April 1, 2025, the Company issued and sold 6,860,797 common shares, consisting of 1,249,794 Class I shares, 1,497,139 Class F-S shares, 4,032,596 Class F-I shares, 61,205 Class D-S shares and 20,063 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $70.0 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.
In addition, on April 16, 2025 the Company issued 81,738 Class A OP units to the Adviser as payment for $0.9 million of management fees.
On May 1, 2025, the Company issued and sold 6,607,234 common shares, consisting of 1,277,266 Class I shares, 825,421 Class F-S shares, 2,292,874 Class F-I shares, 62,366 Class D-S shares and 2,149,308 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $68.0 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.
On May 1, 2025, FIG LLC, an affiliate of the Adviser, purchased 2,141,208 Class E shares for aggregate proceeds of $22.3 million.
Redemptions
On May 1, 2025, the Adviser redeemed 342,472 Class E shares for cash of $3.6 million.
On May 1, 2025, the Special Limited Partner redeemed 181,062 Class A OP units for cash of $1.9 million.
Borrowings

On April 11, 2025, FNLR OP, as the Borrower, the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the “Loan Parties”), entered into that certain Second Amendment to Credit Agreement and Incremental Facilities Confirmation (the “Second Amendment”) with each lender and L/C Issuer party thereto and Bank of America, N.A. (“BofA”), as administrative agent (in such capacity, the “Administrative Agent”), amending that certain Credit Agreement, dated August 13, 2024 and as further amended on October 18, 2024, among the Loan Parties, the lenders, the L/C Issuer (each party thereto) and the Administrative Agent. Pursuant to the Second Amendment, the Borrower’s right to request that the principal amount of the Credit Facilities (as defined below) be increased, subject to certain conditions, was amended from an amount not exceeding $1.0 billion to an amount not exceeding $1.5 billion (such amount, the “Incremental Facility Maximum”). In connection with the effectiveness of the Incremental Facility Maximum, the aggregate principal amount of the Credit Facilities was increased from $900.0 million to $1.1 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $755.0 million to $892.5 million, of which $25.0 million is available for standby letters of credit (the “Revolving Credit Facility”) and (ii) an increase in the aggregate outstanding principal amount of the term loan from $145.0 million to $182.5 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”).
Dealer Manager Agreement

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. In connection therewith, the Company, the Adviser and the Dealer Manager entered into a Dealer Manager Agreement, which includes an updated form of Participating Broker-Dealer Agreement.

Amended and Restated Share Repurchase Plan

Effective April 11, 2025, the Company’s board of trustees amended the Company’s share repurchase plan to reflect the appointment of the Dealer Manager. The Company’s share repurchase plan otherwise remains unchanged.
Acquisitions
On April 1, 2025, the Company acquired one industrial property located in Warren, Michigan for approximately $55.5 million. The property was acquired from an affiliate of the Adviser.
On April 29, 2025, the Company acquired two industrial properties located in Akron, Ohio for approximately $196.0 million. The properties were acquired from an affiliate of the Adviser.
On May 8, 2025, the Company acquired one industrial property located in Jacksonville, Florida for approximately $14.9 million.
$250 Million Swap
On April 7, 2025, the Company, through its Operating Partnership, entered into an interest rate swap with Goldman Sachs Bank USA. The interest rate swap carries a notional amount of $250.0 million and expires on October 21, 2026. Under the swap agreement, the Company receives a floating rate based on SOFR and pays a fixed rate of interest.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Fortress Net Lease REIT,” “we,” “us,” “our,” “FNLR,” and the “Company” refer to Fortress Net Lease REIT, together with its consolidated subsidiaries, unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Special Note Regarding Forward-Looking Statements” and in “Item 1A.—Risk Factors” in our Annual Report.
References to “Class F-I X” and “Class B-X” in this section represent Class F-I and Class B shares, respectively, that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in the Annual Report. As of March 31, 2025, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares. References to “Class D-X” represents Class D-S shares (formerly named Class D shares) that were purchased during the Initial Share Offering Period and that are currently entitled to a fee waiver, as described in the Annual Report.
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
The Company is a non-listed, perpetual life REIT that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes. The Company generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to shareholders and maintain our qualification as a REIT.
As of March 31, 2025, we have received aggregate proceeds of $981.7 million from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.
Market Conditions and Trends
The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.
During the first quarter of 2025, the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, geopolitical uncertainty (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between Israel and Hamas and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.
Our real estate business, focused on triple net leases, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics and long term risk adjusted returns of the net lease structure, including contractually guaranteed and highly predictable net rent growth and long-duration income flows across the portfolio.
We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations” in our Annual Report.
Recent Developments
Since March 31, 2025, through and including the date hereof, we (i) have acquired four industrial properties located across the United States for $266.4 million (ii) amended the Credit Facilities as described below, (iii) entered into the Dealer Manager Agreement (as defined below) and amended our share repurchase plan as described below, (iv) entered into a $250.0 million swap agreement as described below and (v) issued and sold an aggregate of 13,468,031 common shares in our private offering, resulting in proceeds of $138.0 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Events—Acquisitions” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).
Borrowings

On April 11, 2025, Operating Partnership, as borrower (the “Borrower”), the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the “Loan Parties”), entered into that certain Second Amendment to Credit Agreement and Incremental Facilities Confirmation (the “Second Amendment”) with each lender and L/C Issuer party thereto and Bank of America, N.A. (“BofA”), as administrative agent (in such capacity, the “Administrative Agent”), amending that certain Credit Agreement, dated August 13, 2024 and as further amended on October 18, 2024, among the Loan Parties, the lenders, the L/C Issuer (each party thereto) and the Administrative Agent. Pursuant to the Second Amendment, the Borrower’s right to request that the principal amount of the Credit Facilities (as defined below) be increased, subject to certain conditions, was amended from an amount not exceeding $1.0 billion to an amount not exceeding $1.5 billion (such amount, the “Incremental Facility Maximum”). In connection with the effectiveness of the Incremental Facility Maximum, the aggregate principal amount of the Credit Facilities was increased from $900.0 million to $1.1 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $755.0 million to $892.5 million, of which $25.0 million is available for standby letters of credit (the “Revolving Credit Facility”) and (ii) an increase in the aggregate outstanding principal amount of the term loan from $145.0 million to $182.5 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”).

Dealer Manager Agreement

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. In connection therewith, the Company, the Adviser and the Dealer Manager entered into a Dealer Manager Agreement (as amended, the “Dealer Manager Agreement”), which includes an updated form of Participating Broker-Dealer Agreement.

Amended and Restated Share Repurchase Plan

Effective April 11, 2025, the Company’s board of trustees amended the Company’s share repurchase plan to reflect the appointment of the Dealer Manager. The Company’s share repurchase plan otherwise remains unchanged.

$250 Million Swap

On April 7, 2025, the Company, through its Operating Partnership, entered into an interest rate swap with Goldman Sachs Bank USA. The interest rate swap carries a notional amount of $250.0 million and expires on October 21, 2026. Under the swap agreement, the Company receives a floating rate based on SOFR and pays a fixed rate of interest.

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
Q1 2025 Highlights
Operating Results
•Declared monthly net distributions totaling $15.5 million for the three months ended March 31, 2025. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class D-X	Class E
Inception-to-Date Total Return(1)	—%	—%	1.14%	4.74%	—%	8.20%	8.97%	9.75%	9.17%
______________________________________
(1)Inception-to-Date Total Return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class I on February 1, 2025. Shares were initially issued for Class D-X, Class F-I, Class D-S and Class F-S on January 1, 2024, March 1, 2024, May 1, 2024 and September 1, 2024, respectively. Class E shares were initially issued on November 1, 2023. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.
Investments
Acquired 13 properties with a total purchase price of $140.2 million during the three months ended March 31, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.
Capital Activity and Financings
Raised proceeds of $167.6 million from the sale of our common shares for the three months ended March 31, 2025.

Overall Portfolio
As of March 31, 2025, our portfolio was comprised of 93 industrial and 56 retail properties, with (i) buildings, (ii) land and (iii) properties under development, representing 63%, 30% and 7%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio
Real Estate Investments
As of March 31, 2025, we had 100% ownership interest in all our properties in our portfolio. The following table provides a summary of our portfolio as of March 31, 2025 ($ and square feet in thousands):

Property Type(1)	Location	Number of Properties		Purchase Price	Annual Escalations	Lease Term (Years)	Square Feet	Acquisition Date	Occupancy Rate
Industrial Properties:
Industrial	Pennsylvania	1	(2)	$12,560	3.25%	30	650	9/28/2023	100%
Industrial	Missouri	1	(2)	13,679	2.85%	25	352	11/1/2023	N/A
Industrial	Tennessee	1	(2)	3,064	3.00%	10	141	12/1/2023	100%
Industrial	Wisconsin	1		66,497	3.00%	25	983	12/28/2023	100%
Industrial	Pennsylvania	1		21,897	3.00%	25	242	1/29/2024	100%
Industrial	Various	2	(3)	25,415	3.00%	20	401	2/29/2024	100%
Industrial	Utah	3	(3)	45,619	2.50%	20	254	3/29/2024	100%
Industrial	Various	27	(3)	133,859	2.75%	20	1,094	4/11/2024	100%
Industrial	Various	22	(3)	173,490	2.80%	20	1,331	8/13/2024	100%
Industrial	Various	2	(3)	9,869	2.75%	20	137	8/22/2024	100%
Industrial	Georgia	3	(3)	29,588	1.25 x CPI	20	343	9/26/2024	100%
Industrial	Various	3	(3)	207,097	1.25 x CPI	17	786	10/23/2024	100%
Industrial	Various	2	(3)	81,667	3.00%	20	567	12/9/2024	100%
Industrial	Various	16	(3)	132,551	2.75%	20	847	12/20/2024	100%
Industrial	Various	2	(3)	101,795	3.00%	20	224	12/31/2024	100%
Industrial	Various	3	(3)	79,497	3.00%	20	1,153	2/12/2025	100%
Industrial	Various	3	(3)	27,553	2.50%	25	275	2/26/2025	100%
Total Industrial Properties		93		1,165,697			9,780

Retail Properties:
Retail	Washington	6	(3)	15,283	2.00%	15	25	5/7/2024	100%
Retail	Kentucky	7	(3)	12,241	2.00%	15	25	6/11/2024	100%
Retail	New Hampshire	4	(3)	7,894	2.50%	15	20	6/11/2024	100%
Retail	Illinois	3	(3)	6,934	2.00%	15	21	6/28/2024	100%
Retail	Alabama	4	(3)	8,143	2.00%	15	38	7/9/2024	100%
Retail	Louisiana	5	(3)	13,521	2.00%	15	30	8/27/2024	100%
Retail	South Carolina	1		2,740	2.00%	15	7	9/6/2024	100%
Retail	Florida	3	(3)	9,924	2.00%	15	19	9/25/2024	100%
Retail	Michigan	3	(3)	7,264	2.00%	15	11	12/3/2024	100%
Retail	New Jersey	3	(3)	12,937	2.00%	15	25	12/9/2024	100%
Retail	Minnesota	1		6,731	2.00%	15	18	12/18/2024	100%
Retail	Pennsylvania	2	(3)	5,703	2.00%	15	7	12/27/2024	100%
Retail	Washington	7	(3)	43,016	2.00%	15	75	12/27/2024	100%
Retail	West Virginia	4	(3)	18,092	2.00%	15	29	12/30/2024	100%
Retail	Florida	2	(3)	15,472	2.00%	15	23	12/31/2024	100%
Retail	Connecticut	1	(3)	3,860	2.00%	15	10	3/26/2025	100%
Total Retail Properties		56		189,755			383
Total		149		$1,355,452			10,163

______________________________________
(1)Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.
(2)Properties subject to build-to-suit agreement. See table on the following page.
(3)Properties subject to master lease agreements.
The following table summarizes the Company’s build-to-suit development projects as of March 31, 2025 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Pennsylvania	1	September 2023*	$72,413	$69,193	$3,220
Industrial	Missouri	1	November 2023	$125,303	$90,708	$34,595
Industrial	Tennessee	1	November 2023**	$35,944	$34,171	$1,773
Industrial	New York	1	September 2024***	$45,185	$10,000	$35,185
______________________________________
*    Placed into service December 2024.
**    Placed into service October 2024.
***    The Company began advancing the future purchase price for the acquisition of this property in September 2024.
Lease Expirations
The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2025 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2025	—	$—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	—	—	—%	—	—%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
Thereafter	34	118,538	100%	10,163	100%
Total	34	$118,538	100%	10,163	100%
______________________________________
(1)Information includes properties under development.

Results of Operations
The following table sets forth the results of our operations for the three months ended March 31, 2025 (in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	$

Revenue
Rental revenue	$32,597	$2,677	$29,920
Total revenue	32,597	2,677	29,920

Expenses
Organizational costs	—	1,753	(1,753)
General and administrative	3,623	1,060	2,563
Management fee	2,346	—	2,346
Performance participation allocation	1,288	—	1,288
Depreciation and amortization	10,962	802	10,160
Total expenses	18,219	3,615	14,604

Other income (expense)
Interest income	166	2,394	(2,228)
Interest expense, net	(8,514)	—	(8,514)
Total other income (expense)	(8,348)	2,394	(10,742)

Net income	$6,030	$1,456	$4,574
Net income attributable to non-controlling interests	25	—	25
Net income attributable to FNLR stockholders	$6,005	$1,456	$4,549
Revenue
Rental Revenue
Rental revenue increased $29.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from $2.7 million to $32.6 million. The increase is primarily due to an increase in the real estate portfolio from 10 properties as of March 31, 2024 to 149 properties as of March 31, 2025.
Expenses
Organizational costs
Organizational costs decreased by $1.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from $1.8 million to $0. The decrease is primarily due to us incurring the majority of various one-time organizational costs in 2023 and 2024.
General and Administrative Expenses
General and administrative expenses increased $2.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from $1.1 million to $3.6 million. The increase is primarily due to increases in legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees, and other professional fees.

Management Fee
Management fee expense increased by $2.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 from $0 to $2.3 million. The increase is primarily due to the expiration of the six month waiver in 2024.
Performance Participation Allocation
Performance participation allocation expense increased $1.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 from $0 to $1.3 million. The increase is primarily due to the expiration of the six month waiver in 2024.
Depreciation and Amortization
Depreciation and amortization expense increased $10.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 from $0.8 million to $11.0 million. The increase is primarily due to an increase in our real estate portfolio from 10 properties as of March 31, 2024 to 149 properties as of March 31, 2025.
Other Income (Expense)
Interest Income
Interest income decreased $2.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 from $2.4 million to $0.2 million. The decrease is primarily due to a decrease in cash deposited into an interest earning money market account.
Interest Expense, net
Interest expense, net increased $8.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 from $0 to $8.5 million. The increase is primarily due to borrowings on the our Credit Facilities that were entered into on August 13, 2024.
Net Asset Value
EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class F-S, Class F-D, Class F-I, Class F-I X, Class B-X, Class C, Class D-S, Class D-X and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2025 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$1,320,297
Intangible assets	243,678
Cash and cash equivalents	3,188
Restricted cash	76,563
Other assets	82,981
Revolving Credit Facility and Term Loan Facility	(627,091)
Subscriptions received in advance	(69,329)
Distribution payable	(5,569)
Due to affiliate	(3,987)
Other liabilities	(15,298)
Net Asset Value	$1,005,433
Number of outstanding shares/units(1)	97,848

______________________________________
(1)     Includes 630,474 of Class E shares of common stock and 324,541 of Class A units held by the Adviser and affiliates that are classified as Redeemable common stock and redeemable non-controlling interests, respectively.
The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares /Units	NAV Per Share/Units
Class I	$19,766	1,939	$10.1931
Class F-S	67,126	6,597	$10.1760
Class F-D	—	—	—
Class F-I	523,717	51,222	$10.2245
Class D-S	381,659	36,829	$10.3631
Class D-X	3,197	306	$10.4440
Class E(1)	6,579	630	$10.4357
OP Units(2)	3,389	325	$10.4432
Total	$1,005,433	97,848
______________________________________
(1)Class E shares are classified as Redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company's control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
(2)Includes the partnership interests of the Operating Partnership held by the Special Limited Partner and the Adviser.
The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2025:

Property Type	Capitalization Rate
Industrial	7.14%
Retail	8.50%
The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail
Capitalization Rate	0.25% Decrease	+3.66%	+3.03%
(Weighted Average)	0.25% Increase	(3.41)%	(2.86)%
Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2025
Stockholder’s equity	$924,042
Redeemable common stock	6,579
Redeemable non-controlling interests	3,389
Total partners’ capital and redeemable non-controlling interests	934,010
Adjustments:
Accrued organization and offering costs	13,434
Unrealized real estate appreciation	43,657
Accumulated depreciation and amortization under GAAP	24,989
Straight-line rent	(16,444)
Accrued shareholder servicing fee	5,787
NAV	$1,005,433
The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity and total partners’ capital of the Operating Partnership to our NAV:
•Accrued organization and offering costs: The Adviser agreed to advance certain organization and offering costs on our behalf through November 1, 2024. The Adviser will be reimbursed for such costs on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•Unrealized real estate appreciation: Investments in real estate, net are presented at their depreciated cost basis in the GAAP condensed consolidated financial statements. For purposes of calculating NAV, operating properties will be initially valued at cost and subsequently measured at fair value. Properties under development are recorded at the transaction price plus gross fundings, which include construction interest paid to the Company until the applicable construction is completed.
•Accumulated depreciation and amortization under GAAP: The Company depreciates investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.
•Straight-line rent: The Company recognizes rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.
•Accrued shareholder servicing fee: Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell Class F-S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.
Distributions
Beginning on November 30, 2023, we declared monthly distributions for each class of our common shares, which are generally paid four days after month-end. The net distribution may vary for each class based on the applicable shareholder servicing fee, which is deducted from the monthly distribution per share and paid directly to Independent Brokerage Solutions LLC (the prior dealer manager) or, after April 11, 2025, the Dealer Manager, for further remittance to the applicable distributor.

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2025:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class D-X	Class E
January 31, 2025	$—	$—	$—	$0.0480	$—	$0.0552	$0.0552	$0.0552	$0.0552
February 28, 2025	$—	$—	$0.0552	$0.0480	$—	$0.0552	$0.0552	$0.0552	$0.0552
March 31, 2025	$—	$—	$0.0574	$0.0502	$—	$0.0574	$0.0574	$0.0574	$0.0574
Total	$—	$—	$0.1126	$0.1462	$—	$0.1678	$0.1678	$0.1678	$0.1678
______________________________________
For the three months ended March 31, 2025, we declared distributions in the amount of $15.6 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the three months ended March 31, 2025 ($ in thousands):

	Three months ended March 31, 2025
Distributions	Amount	Percentage
Payable in cash	$9,826	63%
Reinvested in shares	5,739	37%
Total distributions	$15,565	100%
Sources of Distributions
Cash flows from operating activities	$13,373	86%
Other proceeds(1)	2,192	14%
Offering proceeds	—	—%
Total sources of distributions	$15,565	100%
Cash flows from operating activities	$13,373
______________________________________
(1)Build-to-suit construction interest of $2.4 million for the three months ended March 31, 2025 was used as a source to support the dividend payments. Build-to-suit construction interest is not recognized as operating cash flow under GAAP.
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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three months ended March 31,
	2025	2024
Net income attributable to FNLR stockholders	$6,005	$1,456
Adjustments to arrive at FFO:
Depreciation and amortization	10,962	802
Impairment of investments in real estate	—	—
Net gain or loss from sale of real estate	—	—
Amount attributable to non-controlling interests for above adjustments	(36)	—
FFO attributable to FNLR stockholders	$16,931	$2,258
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $3.2 million and $271.5 million available under the Credit Facilities as of March 31, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $167.6 million for the three months ended March 31, 2025. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least 12 months.
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
Capital Resources
For the three months ended March 31, 2025, we issued and sold 16,490,949 common shares, consisting of 1,939,135 Class I shares, 3,608,255 Class F-S shares, 10,770,366 Class F-I shares, 168,420 Class D-S shares and 4,772 Class E shares to accredited investors in our private offering, amounting to proceeds of $167.6 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 67,171 Class E shares were issued as a payment of $0.7 million of management fees incurred. 29,155 Class E shares were also issued to the board of trustees as payment for $0.3 million compensation expense for 2024 fiscal year service. We also issued 181,062 Class A units of the Operating Partnership (the “Class A OP units”) to the Special Limited Partner as payment for $1.9 million 2024 performance participation allocation fees and 143,479 Class A OP units to the Adviser as payment for $1.5 million of management fees incurred. During the three months ended March 31, 2025, the Company repurchased 11,404 common shares for $0.1 million.
As of March 31, 2025, we had received aggregate proceeds of $981.7 million from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of March 31, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 97,522,697 common shares outstanding, consisting of 1,939,135 Class I shares, 6,596,501 Class F-S shares, 51,221,796 Class F-I shares, 36,828,663 Class D-S shares, 306,127 Class D-X shares and 630,474 Class E shares.

See “Recent Developments” for information relating to our Credit Facilities.
Cash Flows
Cash flows provided by operating activities increased $9.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from $4.2 million to $13.4 million. The increase is primarily attributable to the growth of our real estate portfolio, which increased by 139 properties for the three months ended March 31, 2025 compared to the three months ended March 31, 2025 from 10 properties to 149 properties.
Cash flows used in investing activities increased $114.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from $118.0 million to $232.4 million. The increase is primarily attributable to the growth of our real estate portfolio, of which $141.7 million was used to acquire 13 operating properties, $72.4 million was used for deposits on future acquisitions and $18.3 million was used to fund construction in progress for the three build-to-suit properties for the three months ended March 31, 2025.
Cash flows provided by financing activities decreased $145.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 from $228.9 million to $83.8 million. The decrease is primarily attributable to $79.0 million of net cash outflows from borrowings and repayments of the credit facility and $96.1 million decrease in proceeds from the issuance of common stock for the three months ended March 31, 2025.
Future Cash Requirements
The following table aggregates our contractual obligations and commitments as of March 31, 2025.

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility and Term Loan Facility	$628,500	$628,500	$—	$—	$—
Advanced organizational and offering costs	13,480	2,206	8,823	2,451	—
Commitments	74,774	39,589	35,185	—	—
Total	$716,754	$670,295	$44,008	$2,451	$—
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
Recent Accounting Pronouncements
See “Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.
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
We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2025, the outstanding principal balance of our variable rate indebtedness was $628.5 million.
The Company’s Revolving Credit Facility and Term Loan Facility are indexed to SOFR. We have executed an interest rate swap with an aggregate notional amount of $60.0 million as of March 31, 2025 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the Revolving Credit Facility and Term Loan Facility as of March 31, 2025, a 10% increase in SOFR would result in increased interest expense of $2.2 million over a 12 month period, net of the impact of our interest rate swap.
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
Valuation of assets and liabilities measured at fair value
The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the fair value of the interest rate swap was $0.4 million and $0.9 million, respectively.

Valuation of liabilities not measured at fair value

As of March 31, 2025, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.
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
ITEM 1A.    RISK FACTORS
You should specifically consider the material risks described in “Item 1A. Risk Factors” in our Annual Report in addition to the other information contained in this Form 10-Q . The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.

Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors discussed in “Item 1A. Risk Factors” in our Annual Report provide additional disclosure for these supplemental risks and are incorporated herein by reference.

We may not be able to complete certain desired investments because such investments may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

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

As a result of such review, the Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S. businesses or disposing of certain investments in U.S. businesses based on national security concerns. If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held.

It is expected that investors that are “Foreign Persons” (as defined under CFIUS Regulations) (including Foreign Persons that are affiliates, partners, members, shareholders, officers, directors and employees of Fortress ) will be restricted from (among other things) accessing, or having governance rights that allow influence over the safekeeping or release of, personally identifiable information (PII), protected health information (PHI) or other similar information in respect of the Company’s investments in the possession of Fortress (or otherwise), or from controlling the Company’s investments, in each case, as determined by Fortress in its discretion and in a manner consistent with its obligations under the letter and spirit of the CFIUS Regulations.

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
The following table sets forth shares repurchased by the Company during the three months ended March 31, 2025 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 — January 31, 2025	—	$—	—	—
February 1 — February 28, 2025	—	$—	—	—
March 1 — March 31, 2025	11,404	$10.2237	11,404	—
Total	11,404		11,404	—
______________________________________
(1)    Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6        EXHIBITS
(b)Exhibits

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

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer
	Date:	May 13, 2025