Form 10-Q
period 2025-06-30
Fortress Net Lease REIT
filed 2025-08-13
CIK 1966394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _______

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

As of August 13, 2025, the issuer had the following shares outstanding: 6,907,992 Class I shares, 13,192,268 Class F-S shares, 61,472,834 Class F-I shares, 37,453,432 Class D-S shares and 2,492,405 Class E shares.

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

In addition, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025 and Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025. Other factors that could cause our actual results to differ materially include:

•
changes in the economy, particularly those affecting the real estate industry;

i

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

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Annual Report, Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025 and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our other filings).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Net Lease REIT

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	June 30, 2025	December 31, 2024
Investments in real estate, net	$1,572,287	$1,143,748
Intangible assets, net	315,607	207,574
Cash and cash equivalents	5,509	127,225
Restricted cash	45,810	87,737
Other assets	42,482	22,237
Total assets	$1,981,695	$1,588,521

Liabilities and Equity
Liabilities
Subscriptions received in advance	41,689	80,573
Due to affiliate	28,143	17,868
Revolving credit facility	622,000	562,500
Term loan, net	180,897	121,154
Distribution payable	6,770	4,260
Other liabilities	14,463	26,361
Total liabilities	$893,962	812,716

Commitments and contingencies (Note 11)
Redeemable common stock (Note 8)	26,062	5,479
Redeemable non-controlling interests (Note 8)	4,257	—

Equity
Common stock - Class I shares, $0.01 par value per share, 5,506 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	54	—
Common stock - Class F-S shares, $0.01 par value per share, 10,164 and 2,988 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	102	30
Common stock - Class F-I shares, $0.01 par value per share, 58,645 and 40,463 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	588	405
Common stock - Class D-S shares, $0.01 par value per share, 37,323 and 35,613 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	372	355
Common stock - Class D-X shares, $0.01 par value per share, 0 and 1,347 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	13
Additional paid-in capital	1,107,136	796,992
Accumulated other comprehensive income (loss)	(33)	948
Accumulated deficit	(50,805)	(28,417)
Total equity	1,057,414	770,326
Total liabilities and equity	$1,981,695	$1,588,521

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue
Rental revenue	$39,356	$7,473	$71,953	$10,150
Total revenue	39,356	7,473	71,953	10,150

Expenses
Organizational costs	—	204	—	1,957
General and administrative	2,837	1,994	6,460	3,055
Management fee	2,827	357	5,173	357
Performance participation allocation	1,855	154	3,143	154
Depreciation and amortization	15,438	2,548	26,400	3,350
Total expenses	22,957	5,257	41,176	8,873

Other income (expense)
Interest income	452	1,630	618	4,025
Interest expense, net	(10,519)	—	(19,033)	—
Total other income (expense)	(10,067)	1,630	(18,415)	4,025

Net income	$6,332	$3,846	$12,362	$5,302
Net income attributable to non-controlling interests	39	—	64	—
Net income attributable to FNLR stockholders	$6,293	$3,846	$12,298	$5,302

Earnings per share of common stock - basic and diluted - (Note 12)	$0.06	$0.08	$0.12	$0.13
Weighted-average shares of common stock outstanding - basic - (Note 12)	109,662	50,803	101,318	42,269
Weighted average number of common shares outstanding - diluted - (Note 12)	110,031	50,803	101,627	42,269

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$6,332	$3,846	$12,362	$5,302
Other comprehensive loss:
Change in fair value of interest rate swaps	(430)	—	(986)	—
Other comprehensive loss	(430)	—	(986)	—
Comprehensive income	5,902	3,846	11,376	5,302
Comprehensive income attributable to non-controlling interests	36	—	59	—
Comprehensive income attributable to FNLR stockholders	$5,866	$3,846	$11,317	$5,302

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended June 30, 2025
	Par Value
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at March 31, 2025	$19	$66	$513	$367	$3	$960,613	$394	$(37,933)	$924,042
Common stock issued	35	35	73	—	—	142,631	—	—	142,774
Offering costs	—	—	—	—	—	(530)	—	—	(530)
Distribution reinvestment	—	1	4	2	—	7,206	—	—	7,213
Share class exchange	—	—	—	3	(3)	(512)	—	—	(512)
Common stock redeemed	—	—	(2)	—	—	(2,010)	—	—	(2,012)
Other comprehensive loss (other comprehensive loss of $3 allocated to redeemable NCI)	—	—	—	—	—	—	(427)	—	(427)
Net income (net income of $39 allocated to redeemable NCI)	—	—	—	—	—	—	—	6,293	6,293
Distributions declared on common stock ($0.1937 gross per share)	—	—	—	—	—	—	—	(19,165)	(19,165)
Allocation to redeemable common shares	—	—	—	—	—	(188)	—	—	(188)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(74)	—	—	(74)
Balance at June 30, 2025	$54	$102	$588	$372	$—	$1,107,136	$(33)	$(50,805)	$1,057,414

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended June 30, 2024
	Par Value
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at March 31, 2024	$—	$—	$29	$30	$48	$—	$—	$311	$2	$415,965	$—	$(9,893)	$406,492
Common stock issued	—	—	82	—	—	—	—	41	—	122,552	—	—	122,675
Offering costs	—	—	—	—	—	—	—	—	—	(725)	—	—	(725)
Distribution reinvestment	—	—	—	—	—	—	—	1	—	2,182	—	—	2,183
Share class exchange	—	—	37	11	(48)	—	88	(88)	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	3,846	3,846
Distributions declared on common stock ($0.1464 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(7,446)	(7,446)
Balance at June 30, 2024	$—	$—	$148	$41	$—	$—	$88	$265	$2	$539,974	$—	$(13,493)	$527,025

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30, 2025
	Par Value
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2024	$—	$30	$405	$355	$13	$796,992	$948	$(28,417)	$770,326
Common stock issued	54	71	177	—	—	301,582	—	—	301,884
Offering costs	—	—	—	—	—	(815)	—	—	(815)
Distribution reinvestment	—	1	8	4	—	12,381	—	—	12,394
Share class exchange	—	—	—	13	(13)	(512)	—	—	(512)
Common stock redeemed	—	—	(2)	—	—	(2,127)	—	—	(2,129)
Other comprehensive loss (other comprehensive loss of $5 allocated to redeemable NCI)	—	—	—	—	—	—	(981)	—	(981)
Net income (net income of $64 allocated to redeemable NCI)	—	—	—	—	—	—	—	12,298	12,298
Distributions declared on common stock ($0.3615 gross per share)	—	—	—	—	—	—	—	(34,686)	(34,686)
Allocation to redeemable common shares	—	—	—	—	—	(248)	—	—	(248)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(117)	—	—	(117)
Balance at June 30, 2025	$54	$102	$588	$372	$—	$1,107,136	$(33)	$(50,805)	$1,057,414

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30, 2024
	Par Value
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2023	$—	$—	$—	$23	$21	$73	$—	$—	$2	$115,952	$—	$(6,982)	$109,089
Common stock issued	—	—	111	7	37	10	—	258	—	422,315	—	—	422,738
Offering costs	—	—	—	—	—	—	—	—	—	(1,407)	—	—	(1,407)
Distribution reinvestment	—	—	—	—	—	—	—	2	—	3,114	—	—	3,116
Share class exchange	—	—	37	11	(58)	(83)	88	5	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	5,302	5,302
Distributions declared on common stock ($0.2739 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(11,813)	(11,813)
Balance at June 30, 2024	$—	$—	$148	$41	$—	$—	$88	$265	$2	$539,974	$—	$(13,493)	$527,025

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$12,362	$5,302
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	—	1,957
Depreciation and amortization	26,400	3,350
Straight-line rent adjustment	(14,640)	(2,746)
Management fee	5,173	357
Performance participation allocation	3,143	154
Other items	1,692	861
Changes in assets and liabilities:
Decrease in other assets	244	172
Increase (decrease) in other liabilities	(1,497)	648
Net cash provided by operating activities	32,877	10,055

Cash flows from investing activities:
Acquisitions of real estate	(541,224)	(268,065)
Capital expenditures and improvements	(34,746)	(59,392)
Net cash used in investing activities	(575,970)	(327,457)

Cash flows from financing activities:
Borrowings under revolving credit facility	442,000	—
Repayment of revolving credit facility	(382,500)	—
Borrowings under term loan	60,000	—
Payment of deferred financing costs	(3,342)	—
Proceeds from issuance of common stock	227,457	299,384
Proceeds from issuance of redeemable common stock	22,646	—
Offering costs paid	(968)	—
Redemptions of common stock	(5,808)	—
Redemptions of non-controlling interests	(1,891)	—
Subscriptions received in advance	41,689	36,883
Payment of distributions to common shareholders	(19,729)	(6,435)
Payment of distributions to non-controlling interests	(104)	—
Net cash provided by financing activities	379,450	329,832
Net change in cash, cash equivalents and restricted cash	(163,643)	12,430

Cash, cash equivalents and restricted cash, beginning of period	214,962	132,404
Cash, cash equivalents and restricted cash, end of period	$51,319	$144,834

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$5,509	$101,496
Restricted cash	45,810	43,338
Total cash, cash equivalents and restricted cash	$51,319	$144,834

Supplemental disclosures:
Interest paid	$19,066	$—

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$7,665	$10,321
Accrued distributions	$6,770	$2,730
Distribution reinvestment	$12,447	$3,118
Offering costs due to affiliate	$291	$1,407
Other offering costs payable	$528	$—
Issuance of Class E shares as settlement of the management fee and board of directors compensation	$991	$162
Issuance of Class A shares as settlement of the management fee and performance participation allocation	$6,079	$—
Share class exchange	$14	$141
Allocation to redeemable common shares	$248	$—
Allocation to redeemable non-controlling interests	$117	$—
Change in fair value of interest rate swap	$(986)	$—
Accrued unpaid stockholders servicing fee	$8,771	$—
Redemptions payable	$188	$—

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

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the three and six months ended June 30, 2025, the Company had received aggregate proceeds of $175.8 million and $343.4 million, respectively, from the sales of shares of its common stock through the private offering. For the three and six months ended June 30, 2024, the Company had received aggregate proceeds of $124.7 million and $425.7 million, respectively, from the sales of shares of its common stock through the private offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company's prior month's net asset value (“NAV”) per share as calculated monthly.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of June 30, 2025, the Company owned 39 investments in real estate, of which three are subject to build-to-suit leases, and 36 for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial, retail and office properties located in the United States.

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

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statement of Cash Flows included in Other items of $2.7 million for the six months ended June 30, 2024 have been reclassified to Straight-line rent adjustment to conform to the six months ended June 30, 2025 presentation.

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

The cost of building and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	35 - 40 years
Tenant improvements	15 - 25 years
Land improvements	1 - 14 years
In-place lease intangibles	Over lease term

The Company determines a tenant improvement’s depreciable useful life as the shorter of the tenant’s lease term or the economic useful life associated with the tenant improvement.

During the three and six months ended June 30, 2025 the Company recognized depreciation expense in the amount of $10.7 million and $18.9 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized depreciation expense in the amount of $1.9 million and $2.5 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, construction costs, real estate taxes and insurance. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences but no later than one year after substantial completion.

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

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized amortization expense in the amount of $4.7 million and $7.5 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized amortization expense in the amount of $0.6 million and $0.8 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Restricted Cash

As of June 30, 2025 and December 31, 2024, the restricted cash balances of $45.8 million and $87.7 million, respectively, primarily consist of amounts held for future construction draws and subscriptions received in advance.

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

Derivatives and Hedging Activities

The Company uses interest rate swaps to limit exposure to changes in interest rates, primarily on the variable interest rate debt disclosed in “Note 5 – Debt.” The Company does not use derivative instruments for speculative or trading purposes. The interest rate swaps qualify as cash flow hedges under ASC 815, Derivatives and Hedging, and are recorded at fair value on the Condensed Consolidated Balance Sheets in Other assets and Other liabilities. Gains and losses due to changes in fair value are recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) for interest rate swaps will be reclassified to interest expense, net when the periodic swap settlements are made.

Fair Value Measurement

In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•
Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swaps are valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				June 30, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(110)	$—	$—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	72	60,000	948
Total Swaps				$310,000	$(38)	$60,000	$948

Valuation of liabilities not measured at fair value

As of June 30, 2025, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had two tenants from which it derived 10% or more of its revenue for the three and six months ended June 30, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Tenant A	$7,124	18.10%	$14,247	19.80%
Tenant B	$3,490	8.87%	$7,002	10.00%

The Company had five tenants from which it derived 10% or more of its revenue for the three and six months ended June 30, 2024, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Tenant C	$1,970	26.37%	$3,967	39.09%
Tenant D	$2,778	37.18%	$2,778	27.37%
Tenant E	$1,054	14.10%	$1,087	10.71%
Tenant F	$620	8.29%	$1,053	10.37%
Tenant G	$851	11.39%	$935	9.22%

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

3.
Investments in Real Estate, net

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Buildings and tenant improvements	$1,166,925	$725,711
Land	305,198	259,466
Land improvements	129,599	97,389
Construction in progress	—	71,714
Total	1,601,722	1,154,280
Accumulated depreciation	(29,435)	(10,532)
Investments in real estate, net	$1,572,287	$1,143,748

During the six months ended June 30, 2025, $90.9 million of construction in progress was placed into service, including $84.3 million of buildings and $6.6 million of land improvements. No construction in progress was placed into service during the six months ended June 30, 2024.

Acquisitions

During the six months ended June 30, 2025, the Company acquired 10 industrial, 39 retail properties and two office properties for $532.6 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 13,747 thousand and 8,329 thousand square feet as of June 30, 2025 and December 31, 2024, respectively, all of which is fully occupied.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,777	3	(1)	1,153
Industrial	Various	27,742	3	(1)	275
Industrial	Michigan	55,874	1		1,120
Industrial	Florida	15,002	1		170
Industrial	Various	34,594	2	(1)	458
Total Industrial Properties		212,989	10		3,176

Retail Properties:
Retail	Washington	26,982	5	(1)	40
Retail	Michigan	2,305	1	(1)	4
Retail	Connecticut	3,868	1		10
Retail	Texas	33,606	7	(1)	92
Retail	Missouri	56,513	25	(1)	135
Total Retail Properties		123,274	39		281

Office Properties:
Office / Headquarters	Ohio	196,379	2		1,609
Total Office Properties		196,379	2		1,609
Total		$532,642	51		5,066

(1) Properties subject to master lease agreement.

Additionally, during the six months ended June 30, 2025, the Company acquired additional land adjacent to an existing industrial property in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2024 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Pennsylvania	$21,884	1		242
Industrial	Various	25,402	2	(1)	401
Industrial	Utah	45,524	3	(1)	254
Industrial	Various	133,294	27	(1)	1,094
Total Industrial Properties		226,104	33		1,991

Retail Properties:
Retail	Washington	15,148	6	(1)	25
Retail	New Hampshire	7,822	4	(1)	20
Retail	Kentucky	12,149	7	(1)	25
Retail	Illinois	6,842	3	(1)	21
Total Retail Properties		41,961	20		91
Total		$268,065	53		2,082

(1) Properties subject to master lease agreement.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2025 ($ in thousands):

Amount
Buildings and building improvements	$347,910
Land	45,732
Land improvements	24,969
In-place lease intangibles	115,519
Total Purchase Price	$534,130

During the six months ended June 30, 2025, the Company made deposits of $5.1 million for future acquisitions, which are included in Other assets on the Condensed Consolidated Balance Sheets.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2024 ($ in thousands):

Amount
Buildings and building improvements	$131,422
Land	63,884
Land improvements	26,396
In-place lease intangibles	46,363
Total Purchase Price	$268,065

4.
Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following ($ in thousands):

Intangible lease assets	June 30, 2025	December 31, 2024
In-place lease intangibles	$319,092	$203,574
Condominium interest	7,492	7,492
Total intangible lease assets	326,584	211,066
Accumulated amortization
In-place lease intangibles	(10,977)	(3,492)
Intangible lease assets, net	$315,607	$207,574

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of June 30, 2025 is as follows ($ in thousands):

Year	Amount
2025 (Remaining)	$9,886
2026	19,773
2027	19,773
2028	19,773
2029	19,773
2030	18,643
Thereafter	200,494
Total	$308,115

5.
Debt

On August 13, 2024, FNLR OP (the “Borrower”) entered into a credit agreement (as most recently amended on April 11, 2025, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), with the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the “Loan Parties”), the lenders, the L/C Issuer (each party thereto) and Bank of America, N.A. (“BofA”), as administrative agent (in such capacity, the “Administrative Agent”). The Credit Agreement initially provided for (i) a $120.0 million revolving credit facility, of which $25.0 million was available for standby letters of credit and (ii) a $5.0 million term loan credit facility.

On April 11, 2025, the Loan Parties entered into that certain Second Amendment to Credit Agreement and Incremental Facilities Confirmation (the “Second Amendment”), with each lender and L/C Issuer party thereto and the Administrative Agent. Pursuant to the Second Amendment, the Borrower’s right to request that the principal amount of the Credit Facilities be increased, subject to certain conditions, was amended from an amount not exceeding $1.0 billion to an amount not exceeding $1.5 billion (such amount, the “Incremental Facility Maximum”). In connection with the effectiveness of the increase to the Incremental Facility Maximum, the aggregate principal amount of the Credit Facilities was increased from $900.0 million to $1.1 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $755.0 million to $892.5 million, of which $25.0 million is available for standby letters of credit (the “Secured Revolving Credit Facility”) and (ii) an increase in the aggregate outstanding principal amount of the term loan from $145.0 million to $182.5 million (the “Term Loan Facility” and, together with the Secured Revolving Credit Facility, the “Credit Facilities”).

The following table details key terms of the Credit Facilities as of June 30, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$622,000	5.89%	10/17/2025	$892,500
Total Secured Revolving Credit Facility	622,000

Term Loan Facility	$182,500	5.89%	10/17/2025	$182,500
Deferred financing costs, net	(1,603)
Term Loan Facility, net	180,897
Total Borrowings, net	$802,897

The following table details key terms of the Credit Facilities as of December 31, 2024 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$562,500	6.26%	10/17/2025	$677,500
Total Secured Revolving Credit Facility	562,500

Term Loan Facility	$122,500	6.32%	10/17/2025	$122,500
Deferred financing costs, net	(1,346)
Term Loan Facility, net	121,154
Total Borrowings, net	$683,654

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

The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of June 30, 2025, the Company was in compliance with all of its loan covenants.

6.
Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate ($ in thousands):

	June 30, 2025	December 31, 2024
Advanced organizational and offering costs	$12,889	$14,048
General and administrative expenses	2,372	1,255
Accrued management fee	968	691
Performance participation allocation	3,143	1,874
Accrued shareholder servicing fee	8,771	—
Total	$28,143	$17,868

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $12.9 million and $14.0 million of reimbursable costs were payable to the Adviser at June 30, 2025 and December 31, 2024, respectively.

General and Administrative Expenses

The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $2.2 million and $0.9 million in general and administrative expenses were payable to the Adviser at June 30, 2025 and December 31, 2024, respectively. Approximately $0.2 million and $0.4 million were payable to members of the Company’s board of trustees related to compensation expense at June 30, 2025 and December 31, 2024, respectively.

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

During the three months ended June 30, 2025, the Company issued 257,267 Class A OP units and recognized management fees of $2.8 million in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025, the Company issued 400,746 Class A OP units and 67,171 Class E shares and recognized management fees of $5.2 million in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company issued 16,070 Class E shares and recognized management fees of $0.4 million in the Condensed Consolidated Statements of Operations.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the three and six months ended June 30, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year end 2024.

During the three and six months ended June 30, 2025, the Company recognized $1.9 million and $3.1 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, the Company recognized $0.2 million of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

Accrued Shareholder Servicing Fees

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. The Company accrues ongoing shareholder servicing fees payable to the Dealer Manager for ongoing services rendered to Class F-S shareholders equal to 0.85% per annum of the aggregate NAV of the outstanding shares. The ongoing servicing fees are paid monthly in arrears.

Prior to April 11, 2025, the accrued ongoing shareholder servicing fees were recorded as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Subsequent to April 11, 2025, the accrued ongoing shareholder servicing fees are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Real Estate Transactions

Investments in real estate, net and Intangible assets, net include properties that were acquired from affiliates of the Adviser. During the three and six months ended June 30, 2025, the Company acquired one industrial property located in Michigan for approximately $55.9 million, two office properties located in Ohio for approximately $196.4 million and two industrial properties located in Alabama and Ohio for approximately $34.6 million from affiliates of the Adviser. During the three and six months ended June 30, 2024, the Company did not acquire any properties from a related party.

7.
Derivative Financial Instruments

The Company purchased interest rate swaps to minimize the interest rate risk associated with the Company’s Credit Facilities variable interest expense.

The following table is a summary of the Company’s outstanding interest rate swap agreements ($ in thousands):

				June 30, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(110)	$—	$—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	72	60,000	948
Total Swaps				$310,000	$(38)	$60,000	$948

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2025		June 30, 2025
Interest rate swap	$(430)	Interest Expense	$518
Total	$(430)		$518

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2025		June 30, 2025
Interest rate swap	$(986)	Interest Expense	$660
Total	$(986)		$660

8.
Equity

Authorized Capital

As of June 30, 2025, the Company had the authority to issue an unlimited number of preferred shares and six classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class D-S, and Class E. Class E shares are classified as redeemable common stock on the Company’s Condensed Consolidated Balance Sheets. The Company also presents Class F-I X, Class B-X and Class D-X which represent Class F-I shares, Class B shares and Class D shares, respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding, as described in the Annual Report. The Initial Share Offering Period ended as of February 1, 2024. Class D shares were renamed to Class D-S shares effective November 14, 2024. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
March 31, 2025	1,939	6,597	51,222	36,829	306	630	97,523
Common shares issued	3,532	3,488	7,267	—	—	2,167	16,454
Distribution reinvestment	35	79	403	185	—	3	705
Class transfers	—	—	(50)	309	(306)	49	2
Common shares repurchased	—	—	(197)	—	—	(370)	(567)
June 30, 2025	5,506	10,164	58,645	37,323	—	2,479	114,117

	Three Months Ended June 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E	Total
March 31, 2024	—	—	2,861	2,992	4,785	—	—	31,088	211	41,937
Common shares issued	—	—	8,187	—	—	—	—	4,000	34	12,221
Distribution reinvestment	—	—	38	24	16	—	8	130	2	218
Class transfers	—	—	3,693	1,117	(4,801)	—	8,750	(8,747)	—	12
Common shares repurchased	—	—	—	—	—	—	—	—	—	—
June 30, 2024	—	—	14,779	4,133	—	—	8,758	26,471	247	54,388

	Six Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
December 31, 2024	—	2,988	40,463	35,613	1,347	529	80,940
Common shares issued	5,468	7,061	17,738	—	—	2,266	32,533
Distribution reinvestment	38	115	702	354	—	5	1,214
Class transfers	—	—	(50)	1,356	(1,347)	49	8
Common shares repurchased	—	—	(208)	—	—	(370)	(578)
June 30, 2025	5,506	10,164	58,645	37,323	—	2,479	114,117

	Six Months Ended June 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E	Total
December 31, 2023	—	—	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	—	—	11,048	630	3,669	1,052	—	25,748	41	42,188
Distribution reinvestment	—	—	38	40	30	26	8	165	4	311
Class transfers	—	—	3,693	1,117	(5,801)	(8,305)	8,750	558	—	12
Common shares repurchased	—	—	—	—	—	—	—	—	—	—
June 30, 2024	—	—	14,779	4,133	—	—	8,758	26,471	247	54,388

(1)
Class D shares were renamed to Class D-S shares effective November 14, 2024.
(2)
As of June 30, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.

Redeemable Common Stock

In connection with the Company’s payment of its management fee, the Adviser holds Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common stock outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $22.6 million for the three and six months ended June 30, 2025 and $0 for the three and six months ended June 30, 2024. As of June 30, 2025, the Company has 2,479,245 redeemable Class E shares issued and outstanding.

The redeemable Class E shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.2 million during the six months ended June 30, 2025.

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

During the three months ended June 30, 2025, the Company repurchased 566,813 shares of common shares for a total of $5.9 million. During the six months ended June 30, 2025, the Company repurchased 578,217 shares of common shares for a total of $6.0 million.

Additionally, during the three and six months ended June 30, 2025, the Company repurchased 181,062 Class A OP units for a total of $1.9 million. The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2025.

The Company did not repurchase common shares and had no outstanding repurchase requests during the three and six months ended June 30, 2024.

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

The following table details the aggregate net distributions declared for each applicable class of common shares for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$0.1723	$0.1550	$0.1765	$0.1763	$—	$0.1937

	Three Months Ended June 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$—	$0.1464	$0.1464	$0.0481	$—	$0.0983	$0.1464	$0.1464

The following table details the aggregate net distributions declared for each applicable class of common shares for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	Class I(3)	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$0.2849	$0.3012	$0.3443	$0.3441	$0.1678	$0.3615

	Six Months Ended June 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$—	$0.1904	$0.2739	$0.1756	$0.0835	$0.0983	$0.2739	$0.2739

(1)
Class D shares were renamed to Class D-S shares effective November 14, 2024.
(2)
As of June 30, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(3)
Shares were outstanding for a portion of the six months ended June 30, 2025.

Redeemable Non-Controlling Interests

In connection with its performance participation interest, the Special Limited Partner receives Class A units of FNLR OP. Additionally, in connection with the payment of management fees, the Adviser owns 400,746 Class A units of FNLR OP. See Note 6 - Related Party Transactions for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A units for either Class E shares in the Company or cash at their election, the Company has classified these Class A units as Redeemable non-controlling interests outside of equity on the Company's Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $74,203 and $116,932 during the three and six months ended June 30, 2025, respectively.

The following table details the redeemable non-controlling interest activity for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Balance at beginning of period	$—	$—
Settlement of prior performance participation allocation and management fee	6,079	—
Repurchases	(1,891)	—
Offering costs	(3)	—
Net income	64	—
Other comprehensive loss	(5)	—
Distributions	(104)	—
Redemption value allocation	117	—
Ending balance	$4,257	$—

Share-Based Compensation

The Company accrued $0.2 million and $0.3 million of non-cash compensation expense at June 30, 2025 and December 31, 2024, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2025	December 31, 2024
Straight-line rent receivable	$24,243	$9,603
Deposits	10,050	4,941
Deferred financing costs, net	6,967	5,573
Derivative swap asset	73	948
Lease commissions, net	684	696
Prepaid expenses	218	—
Other receivables	247	476
Total Other Assets	$42,482	$22,237

The following table summarizes the components of Other Liabilities ($ in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$6,309	$13,974
Prepaid rental income	4,880	5,474
Accrued shareholder servicing fee	—	2,626
Derivative swap liability	110	—
Accrued interest payable	461	1,526
Other accrued expenses	2,703	2,761
Total Other Liabilities	$14,463	$26,361

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Base rent(1)	$31,557	$5,550	$57,313	$7,404
Straight-line rental revenue	7,799	1,923	14,640	2,746
Total Rental Revenue	$39,356	$7,473	$71,953	$10,150

(1)
Base rent consists of fixed lease payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2025 ($ in thousands):

Year	Future Minimum Receipts
2025 (Remaining)	$75,218
2026	154,880
2027	160,222
2028	163,959
2029	167,796
2030	170,150
Thereafter	2,725,664
Total	$3,617,889

11.
Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $61.5 million and $99.6 million as of June 30, 2025 and December 31, 2024, respectively, in connection with its properties under development.

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

The following tables detail net income/(loss) per common share ($ in thousands, except per share data):

	Three Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income	$163	$444	$2,755	$2,757	$—	$174	$6,293
Weighted average number of common shares outstanding - basic	4,376	9,044	57,126	37,258	—	1,858	109,662
Net income per common share - basic	$0.04	$0.05	$0.05	$0.07	$—	$0.09	$0.06
Net income attributable to non-controlling interests - OP units							$39
Net income per common share - diluted							$6,332
Weighted average number of OP units							369
Weighted average number of common shares outstanding - diluted							110,031
Net income per common share - diluted							$0.06

	Three Months Ended June 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income (loss)	$—	$—	$391	$355	$164	$—	$194	$2,722	$20	$3,846
Weighted average number of common shares outstanding	—	—	9,995	4,124	1,580	—	4,210	30,661	233	50,803
Net income (loss) per common share - basic and diluted	$—	$—	$0.04	$0.09	$0.10	$—	$0.05	$0.09	$0.09	$0.08

	Six Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income	$182	$727	$5,449	$5,624	$77	$239	$12,298
Weighted average number of common shares outstanding - basic	2,634	7,245	53,027	36,831	335	1,246	$101,318
Net income per common share - basic	$0.07	$0.10	$0.10	$0.15	$0.23	$0.19	$0.12
Net income attributable to non-controlling interests - OP units							$64
Net income per common share - diluted							$12,362
Weighted average number of OP units							309
Weighted average number of common shares outstanding - diluted							101,627
Net income per common share - diluted							$0.12

	Six Months Ended June 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income (loss)	$—	$—	$363	$502	$333	$217	$194	$3,662	$31	$5,302
Weighted average number of common shares outstanding	—	—	5,485	3,505	2,716	1,165	2,105	27,074	219	42,269
Net income (loss) per common share - basic and diluted	$—	$—	$0.07	$0.14	$0.12	$0.19	$0.09	$0.14	$0.14	$0.13

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

14.
Subsequent Events

In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after June 30, 2025 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from June 30, 2025 through the date the condensed consolidated financial statements were issued.

Proceeds from the Issuance of Common Shares

On July 1, 2025, the Company issued and sold 4,312,433 common shares, consisting of 636,394 Class I shares, 1,818,179 Class F-S shares, 1,780,785 Class F-I shares, 65,049 Class D-S shares and 12,026 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $44.2 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

In addition, on July 16, 2025 the Company issued 91,178 Class A OP units to the Adviser as payment for $1.0 million of management fees.

On August 1, 2025, the Company issued and sold 3,133,884 common shares, consisting of 775,548 Class I shares, 1,210,200 Class F-S shares, 1,081,800 Class F-I shares, 65,203 Class D-S shares and 1,134 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $32.1 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

Borrowings

On July 25, 2025, the Borrower, the Company, as guarantor and the other guarantors party thereto, entered into that certain Third Amendment to Credit Agreement and New Lender Joinder Agreement (the “Third Amendment”) with each lender and letter of credit issuer party thereto, Bank of America, N.A. as administrative agent, and each of JPMorgan Chase Bank, N.A. and M&T Bank, as a Joint Leader Arranger and revolving credit facility lender and term loan lender thereunder, amending the Credit Agreement.

Pursuant to the Third Amendment, the aggregate principal amount of the Credit Facilities was increased from $1.075 billion to $1.275 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $892.5 million to $1.0475 billion, of which $25.0 million is available for standby letters of credit, and (ii) an increase in the aggregate outstanding principal amount of the Term Loan Facility from $182.5 million to $227.5 million. In addition, pursuant to the Third Amendment, subject to the satisfaction of certain criteria and conditions, the Loan Parties may offer Loan Assets (as defined in the Third Amendment) that qualify as First Mortgage Investments (as defined in the Third Amendment) to be included in the calculation of Borrowing Base Value (as defined in the Third Amendment).

Subsequent to June 30, 2025, the Company paid $114.0 million towards the outstanding principal balance on the Secured Revolving Credit Facility.

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

References to “Class F-I X,” “Class B-X” and “Class D-X” in this section represent Class F-I, Class B and Class D-S shares (formerly Class D shares), respectively, that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in the Annual Report. As of June 30, 2025, there were no Class F-I X, Class B, Class B-X or Class D-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares. All Class D-X shares were automatically converted into Class D-S shares.

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

As of June 30, 2025, we have received aggregate proceeds of $1.2 billion from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the second quarter of 2025, the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, geopolitical uncertainty (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between Israel and Hamas and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since June 30, 2025, through and including the date hereof, we (i) amended the Credit Facilities as described below, (ii) paid $114.0 million towards the outstanding principal balance on the Secured Revolving Credit Facility (iii) borrowed an additional $45.0 million on the Term Loan Facility and (iv) issued and sold an aggregate of 7,446,317 common shares in our private offering, resulting in proceeds of $76.3 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

Borrowings

On July 25, 2025, FNLR OP LP, as borrower (the “Borrower”), the Company, as guarantor and the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Borrower, the “Loan Parties”), entered into that certain Third Amendment to Credit Agreement and New Lender Joinder Agreement (the “Third Amendment”) with each lender and letter of credit issuer party thereto, Bank of America, N.A. as administrative agent (the “Administrative Agent”), and each of JPMorgan Chase Bank, N.A. and M&T Bank, as a Joint Leader Arranger and revolving credit lender and term loan lender thereunder, amending that certain Credit Agreement, initially dated August 13, 2024 and as most recently amended on April 11, 2025, among the Loan Parties, the lenders and the letter of credit issuer party thereto and the Administrative Agent.

Pursuant to the Third Amendment, the aggregate principal amount of the Credit Facilities was increased from $1.075 billion to $1.275 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $892.5 million to $1.0475 billion, of which $25.0 million is available for standby letters of credit (the “Secured Revolving Credit Facility”), and (ii) an increase in the aggregate outstanding principal amount of the term loan from $182.5 million to $227.5 million (the “Term Loan Facility” and, together with the Secured Revolving Credit Facility, the “Credit Facilities”). In addition, pursuant to the Third Amendment, subject to the satisfaction of certain criteria and conditions, the Loan Parties may offer Loan Assets (as defined in the Third Amendment) that qualify as First Mortgage Investments (as defined in the Third Amendment) to be included in the calculation of Borrowing Base Value (as defined in the Third Amendment).

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

Q2 2025 Highlights

Operating Results

•
Declared monthly net distributions totaling $19.2 million for the three months ended June 30, 2025. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
Inception-to-Date Total Return(1)	—%	—%	3.29%	6.87%	—%	8.44%	10.01%	9.42%

(1)
Inception-to-Date Total Return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class I on February 1, 2025. Shares were initially issued for Class D-X, Class F-I, Class D-S and Class F-S on January 1, 2024, March 1, 2024, May 1, 2024 and September 1, 2024, respectively. Class E shares were initially issued on November 1, 2023. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investments

Acquired 38 properties with a total purchase price of $392.0 million during the three months ended June 30, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.

Capital Activity and Financings

Raised proceeds of $175.8 million from the sale of our common shares for the three months ended June 30, 2025.

Overall Portfolio

As of June 30, 2025, our portfolio was comprised of 97 industrial properties, 88 retail properties and two office properties with (i) buildings, (ii) land and (iii) properties under development, representing 73%, 27% and 0%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

As of June 30, 2025, we had 100% ownership interest in all our properties in our portfolio. The following table provides a summary of our portfolio as of June 30, 2025 ($ and square feet in thousands):

Property Type(1)	Location	Number of Properties		Gross Asset Cost	Annual Escalations	Lease Term (Years)	Square Feet	Acquisition Date		Occupancy Rate
Industrial Properties:
Industrial	Pennsylvania	1	(2)	$70,026	3.25%	30	650	9/28/2023		100%
Industrial	Missouri	1	(2)	103,854	2.85%	25	352	11/1/2023		100%
Industrial	Tennessee	1	(2)	34,533	3.00%	10	141	12/1/2023		100%
Industrial	Wisconsin	1		66,497	3.00%	25	983	12/28/2023		100%
Industrial	Pennsylvania	1		21,897	3.00%	25	242	1/29/2024		100%
Industrial	Various	2	(3)	26,415	3.00%	20	401	2/29/2024		100%
Industrial	Utah	3	(3)	45,619	2.50%	20	254	3/29/2024		100%
Industrial	Various	27	(3)	133,859	2.75%	20	1,094	4/11/2024		100%
Industrial	Various	22	(3)	173,490	2.80%	20	1,331	8/13/2024		100%
Industrial	Various	2	(3)	9,869	2.75%	20	137	8/22/2024		100%
Industrial	Georgia	3	(3)	29,723	1.25 X CPI	20	343	9/26/2024		100%
Industrial	Various	3	(3)	207,097	1.25 X CPI	17	786	10/23/2024		100%
Industrial	Various	2	(3)	81,763	3.00%	20	567	12/9/2024		100%
Industrial	Various	16	(3)	132,838	2.75%	20	847	12/20/2024		100%
Industrial	Various	2	(3)	101,969	3.00%	20	224	12/31/2024		100%
Industrial	Various	3	(3)	79,777	3.00%	20	1,153	2/12/2025		100%
Industrial	Various	3	(3)	27,742	2.50%	25	275	2/26/2025		100%
Industrial	Michigan	1	(4)	55,874	1.75%	5	1,120	4/1/2025		100%
Industrial	Florida	1		15,002	3.00%	20	170	5/8/2025		100%
Industrial	Various	2	(3),(4)	34,594	3.00%	18	458	6/18/2025		100%
Total Industrial Properties		97		1,452,439			11,528

Retail Properties:
Retail	Washington	6	(3)	15,283	2.00%	15	25	5/7/2024		100%
Retail	Kentucky	7	(3)	12,241	2.00%	15	25	6/11/2024		100%
Retail	New Hampshire	4	(3)	7,907	2.50%	15	20	6/11/2024		100%
Retail	Illinois	3	(3)	6,934	2.00%	15	21	6/28/2024		100%
Retail	Alabama	4	(3)	8,143	2.00%	15	38	7/9/2024		100%
Retail	Louisiana	5	(3)	13,521	2.00%	15	30	8/27/2024		100%
Retail	South Carolina	1		2,740	2.00%	15	7	9/6/2024		100%
Retail	Florida	3	(3)	9,957	2.00%	15	19	9/25/2024		100%
Retail	Michigan	3	(3)	7,276	2.00%	15	11	12/3/2024	(5)	100%
Retail	New Jersey	3	(3)	12,974	2.00%	15	25	12/9/2024		100%
Retail	Minnesota	1		6,751	2.00%	15	18	12/18/2024		100%
Retail	Pennsylvania	2	(3)	5,735	2.00%	15	7	12/27/2024		100%
Retail	Washington	7	(3)	43,080	2.00%	15	75	12/27/2024	(6)	100%
Retail	West Virginia	4	(3)	18,141	2.00%	15	29	12/30/2024		100%
Retail	Florida	2	(3)	15,512	2.00%	15	23	12/31/2024		100%
Retail	Connecticut	1		3,868	2.00%	15	10	3/26/2025		100%
Retail	Texas	7	(3)	33,606	2.00%	15	92	6/27/2025		100%
Retail	Missouri	25	(3)	56,513	2.00%	15	135	6/30/2025		100%
Total Retail Properties		88		280,182			610

Office Properties:
Office / Headquarters	Ohio	2	(4)	196,379	2.00%	14	1,609	4/29/2025		100%
Total Office Properties		2		196,379			1,609
Total		187		$1,929,000			13,747

(1)
Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.
(2)
Properties subject to build-to-suit agreement. See table on the following page.
(3)
Properties subject to master lease agreements.
(4)
Properties acquired from an affiliate to the Adviser.

(5)
Two properties acquired on December 3, 2024 and one property acquired on February 26, 2025.
(6)
Two properties acquired on December 27, 2024 and five properties acquired on February 19, 2025.

The following table summarizes the Company’s build-to-suit development projects as of June 30, 2025 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Pennsylvania	1	September 2023(1)	$72,301	$70,011	$2,290
Industrial	Missouri	1	November 2023(2)	$124,021	$101,653	$22,368
Industrial	Tennessee	1	November 2023(3)	$35,939	$34,518	$1,421
Industrial	New York	1	September 2024(4)	$45,372	$10,000	$35,372

(1)
Property placed into service December 2024.
(2)
Property placed into service June 2025.
(3)
Property placed into service October 2024.
(4)
The Company began advancing the future purchase price for the acquisition of this property in September 2024.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2025 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Fee Expiring
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	4,000	2.68%	1,120	8.15%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
Thereafter	39	145,280	97%	12,627	92%
Total	40	149,280	100%	13,747	100%

(1)
Information includes properties under development.

Results of Operations

The following table sets forth the results of our operations for the three months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	$
Revenue
Rental revenue	$39,356	$7,473	$31,883
Total revenue	39,356	7,473	31,883

Expenses
Organizational costs	—	204	(204)
General and administrative	2,837	1,994	843
Management fee	2,827	357	2,470
Performance participation allocation	1,855	154	1,701
Depreciation and amortization	15,438	2,548	12,890
Total expenses	22,957	5,257	17,700

Other income (expense)
Interest income	452	1,630	(1,178)
Interest expense, net	(10,519)	—	(10,519)
Total other income (expense)	(10,067)	1,630	(11,697)

Net income	$6,332	$3,846	$2,486
Net income attributable to non-controlling interests	39	—	39
Net income attributable to FNLR stockholders	$6,293	$3,846	$2,447

Revenue

Rental Revenue

Rental revenue increased $31.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 from $7.5 million to $39.4 million. The increase is primarily due to an increase in the real estate portfolio from 54 properties as of June 30, 2024 to 187 properties as of June 30, 2025.

Expenses

Organizational costs

Organizational costs decreased by $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 from $0.2 million to $0. The decrease is primarily due to us incurring the majority of various one-time organizational costs in 2023 and 2024.

General and Administrative Expenses

General and administrative expenses increased $0.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 from $2.0 million to $2.8 million. The increase is primarily due to increases in legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees, and other professional fees.

Management Fee

Management fee expense increased by $2.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 from $0.4 to $2.8 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Performance Participation Allocation

Performance participation allocation expense increased $1.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 from $0.2 to $1.9 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Depreciation and Amortization

Depreciation and amortization expense increased $12.9 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 from $2.5 million to $15.4 million. The increase is primarily due to an increase in our real estate portfolio from 54 properties as of June 30, 2024 to 187 properties as of June 30, 2025.

Other Income (Expense)

Interest Income

Interest income decreased $1.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 from $1.6 million to $0.5 million. The decrease is primarily due to a decrease in cash deposited into an interest earning money market account.

Interest Expense, net

Interest expense, net increased $10.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 from $0 to $10.5 million. The increase is primarily due to borrowings on the our Credit Facilities that were entered into on August 13, 2024.

The following table sets forth the results of our operations for the six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	$
Revenue
Rental revenue	$71,953	$10,150	$61,803
Total revenue	71,953	10,150	61,803

Expenses
Organizational costs	—	1,957	(1,957)
General and administrative	6,460	3,055	3,405
Management fee	5,173	357	4,816
Performance participation allocation	3,143	154	2,989
Depreciation and amortization	26,400	3,350	23,050
Total expenses	41,176	8,873	32,303

Other income (expense)
Interest income	618	4,025	(3,407)
Interest expense, net	(19,033)	—	(19,033)
Total other income (expense)	(18,415)	4,025	(22,440)

Net income	$12,362	$5,302	$7,060
Net income attributable to non-controlling interests	64	—	64
Net income attributable to FNLR stockholders	$12,298	$5,302	$6,996

Revenue

Rental Revenue

Rental revenue increased $61.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 from $10.2 million to $72.0 million. The increase is primarily due to an increase in the real estate portfolio from 54 properties as of June 30, 2024 to 187 properties as of June 30, 2025.

Expenses

Organizational costs

Organizational costs decreased by $2.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 from $2.0 million to $0. The decrease is primarily due to us incurring the majority of various one-time organizational costs in 2023 and 2024.

General and Administrative Expenses

General and administrative expenses increased $3.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 from $3.1 million to $6.5 million. The increase is primarily due to increases in legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees, and other professional fees.

Management Fee

Management fee expense increased by $4.8 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 from $0.4 million to $5.2 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Performance Participation Allocation

Performance participation allocation expense increased $2.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 from $0.2 million to $3.1 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Depreciation and Amortization

Depreciation and amortization expense increased $23.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 from $3.4 million to $26.4 million. The increase is primarily due to an increase in our real estate portfolio from 54 properties as of June 30, 2024 to 187 properties as of June 30, 2025.

Other Income (Expense)

Interest Income

Interest income decreased $3.4 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 from $4.0 million to $0.6 million. The decrease is primarily due to a decrease in cash deposited into an interest earning money market account.

Interest Expense, net

Interest expense, net increased $19.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 from $0 to $19.0 million. The increase is primarily due to borrowings on the our Credit Facilities that were entered into on August 13, 2024.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class I, Class F-S, Class F-I, Class D-S and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2025 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$1,723,224
Intangible assets	261,192
Cash and cash equivalents	5,509
Restricted cash	45,810
Other assets	18,254
Revolving credit facility	(622,000)
Term loan	(180,897)
Subscriptions received in advance	(41,689)
Distribution payable	(6,770)
Due to affiliate	(6,751)
Other liabilities	(12,276)
Net Asset Value	$1,183,606
Number of outstanding shares/units(1)	114,518

(1)
Includes 2,479,245 of Class E shares of common stock and 400,746 of Class A units held by the Adviser and affiliates that are classified as Redeemable common stock and redeemable non-controlling interests, respectively.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares/Units	NAV Per Share/Unit
Class S(1)	$—	—	—
Class D(1)	—	—	—
Class I	56,359	5,506	$10.2359
Class F-S	103,948	10,164	$10.2272
Class F-D(1)	—	—	—
Class F-I	602,921	58,645	$10.2809
Class D-S	390,059	37,323	$10.4508
Class D-X(2)	—	—	—
Class E(3)	26,062	2,479	$10.5120
OP Units(4)	4,257	401	$10.6233
Total	$1,183,606	114,518

(1)
As of June 30, 2025, there were no Class S, Class D or Class F-D shares outstanding.
(2)
All outstanding Class D-X shares were automatically converted to Class D-S shares effective April 1, 2025.
(3)
Class E shares are classified as Redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company's control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
(4)
Includes the Class A OP Units held by the Adviser.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2025:

Property Type	Capitalization Rate
Industrial	7.26%
Retail	8.37%

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail
Capitalization Rate	0.25% Decrease	+3.66%	+3.08%
(Weighted Average)	0.25% Increase	(3.41%)	(2.90%)

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2025
Stockholder’s equity	$1,057,414
Redeemable common stock	26,062
Redeemable non-controlling interest	4,257
Total partners’ capital and redeemable non-controlling interests	1,087,733
Adjustments:
Accrued organizational and offering costs	12,693
Unrealized real estate appreciation	58,297
Accumulated depreciation and amortization under GAAP	40,428
Straight-line rent	(24,243)
Accrued shareholder servicing fee	8,698
NAV	$1,183,606

The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity and total partners’ capital of the Operating Partnership to our NAV:

•
Accrued organization and offering costs: The Adviser agreed to advance certain organization and offering costs on our behalf through November 1, 2024. The Adviser will be reimbursed for such costs on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
•
Unrealized real estate appreciation: Investments in real estate, net are presented at their depreciated cost basis in the GAAP condensed consolidated financial statements. For purposes of calculating NAV, operating properties will be initially valued at cost and subsequently measured at fair value. Properties under development are recorded at the transaction price plus gross fundings, which include construction interest paid to the Company until the applicable construction is completed.
•
Accumulated depreciation and amortization under GAAP: The Company depreciates investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.
•
Straight-line rent: The Company recognizes rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.
•
Accrued shareholder servicing fee: Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell Class F-S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2025:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class D-X	Class E
January 31, 2025	$—	$—	$—	$0.0480	$—	$0.0552	$0.0552	$0.0552	$0.0552
February 28, 2025	—	—	0.0552	0.0480	—	0.0552	0.0552	0.0552	0.0552
March 31, 2025	—	—	0.0574	0.0502	—	0.0574	0.0574	0.0574	0.0574
April 30, 2025	—	—	0.0573	0.0501	—	0.0573	0.0573	—	0.0573
May 31, 2025	—	—	0.0575	0.0524	—	0.0596	0.0594	—	0.0681
June 30, 2025	—	—	0.0576	0.0525	—	0.0597	0.0596	—	0.0683
Total	$—	$—	$0.2849	$0.3012	$—	$0.3443	$0.3441	$0.1678	$0.3615

For the six months ended June 30, 2025, we declared distributions in the amount of $34.8 million, respectively. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the six months ended June 30, 2025 ($ in thousands):

	Six Months Ended June 30, 2025
Distributions	Amount	Percentage
Payable in cash	$21,117	61%
Reinvested in shares	13,671	39%
Total distribution	$34,788	100%
Sources of Distributions
Cash flows from operating activities	$32,877	95%
Other proceeds(1)	1,911	5%
Total sources of distributions	$34,788	100%
Cash flows from operating activities	$32,877

(1)
For the six months ended June 30, 2025, build-to-suit construction interest of $5.6 million was used as a source to support the dividend payments. Build-to-suit construction interest is not recognized as operating cash flow under GAAP.

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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income attributable to FNLR stockholders	$6,293	$3,846	$12,298	$5,302
Adjustments to arrive at FFO:
Depreciation and amortization	15,438	2,548	26,400	3,350
Impairment of investments in real estate	—	—	—	—
Net gain or loss from sale of real estate	—	—	—	—
Amount attributable to non-controlling interests for above adjustments	(54)	—	(92)	—
FFO attributable to FNLR stockholders	$21,677	$6,394	$38,698	$8,652

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $5.5 million and $270.5 million available under the Credit Facilities as of June 30, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $343.4 million for the six months ended June 30, 2025. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least 12 months.

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

Capital Resources

For the six months ended June 30, 2025, we issued and sold 33,650,839 common shares, consisting of 5,505,972 Class I shares, 7,175,643 Class F-S shares, 18,439,609 Class F-I shares, 354,419 Class D-S shares and 2,175,195 Class E shares to accredited investors in our private offering, amounting to proceeds of $343.4 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 67,171 Class E shares were issued as a payment of $0.7 million of management fees incurred. 29,155 Class E shares were also issued to the board of trustees as payment for $0.3 million compensation expense for 2024 fiscal year service. We also issued 181,062 Class A units of the Operating Partnership (the “Class A OP units”) to the Special Limited Partner as payment for $1.9 million 2024 performance participation allocation fees and 400,746 Class A OP units to the Adviser as payment for $4.3 million of management fees incurred. During the six months ended June 30, 2025, the Company repurchased 578,217 common shares for $6.0 million.

As of June 30, 2025, we had received aggregate proceeds of $1.2 billion from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of June 30, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of

114,116,806 common shares outstanding, consisting of 5,505,972 Class I shares, 10,163,889 Class F-S shares, 58,644,520 Class F-I shares, 37,323,180 Class D-S shares and 2,479,245 Class E shares.

See “Recent Developments” for information relating to our Credit Facilities.

Cash Flows

Cash flows provided by operating activities increased $22.8 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 from $10.1 million to $32.9 million. The increase is primarily attributable to the growth of our real estate portfolio, which increased by 133 properties for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 from 54 properties to 187 properties.

Cash flows used in investing activities increased $248.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 from $327.5 million to $576.0 million. The increase is primarily attributable to the growth of our real estate portfolio, of which $534.1 million was used to acquire 51 operating properties and $34.7 million was used to fund construction in progress for the three build-to-suit properties for the six months ended June 30, 2025.

Cash flows provided by financing activities increased $49.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 from $329.8 million to $379.5 million. The increase is primarily attributable to $119.5 million of net cash inflows from borrowings and repayments of the credit facility offset by $71.9 million decrease in proceeds from the issuance of common stock for the six months ended June 30, 2025.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of June 30, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Revolving Credit Facility and Term Loan Facility	$804,500	$804,500	$—	$—	$—
Advanced organizational and offering costs	12,889	1,487	8,923	2,479	—
Commitments	61,451	26,079	35,372	—	—
Total	$878,840	$832,066	$44,295	$2,479	$—

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

We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2025, the outstanding principal balance of our variable rate indebtedness was $804.5 million.

The Company’s Secured Revolving Credit Facility and Term Loan Facility are indexed to SOFR. We have executed interest rate swaps with an aggregate notional amount of $310.0 million as of June 30, 2025 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the Secured Revolving Credit Facility and Term Loan Facility as of June 30, 2025, a 10% increase in SOFR would result in increased interest expense of $1.6 million over a 12 month period, net of the impact of our interest rate swaps.

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

In accordance with ASC 820, Fair Value Measurement, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•
Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				June 30, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(110)	$—	$—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	72	60,000	948
Total Swaps				$310,000	$(38)	$60,000	$948

Valuation of liabilities not measured at fair value

As of June 30, 2025, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report and Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025.

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

The following table sets forth shares repurchased by the Company during the six months ended June 30, 2025 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 — January 31, 2025	—	—	—	—
February 1 — February 28, 2025	—	—	—	—
March 1 — March 31, 2025	11,404	$10.2237	11,404	—
April 1 — April 30, 2025	589,792	$10.4205	589,792	—
May 1 — May 30, 2025	137,185	$10.2739	137,185	—
June 1 — June 30, 2025	20,898	$10.2768	20,898	—
Total	759,279		759,279	—

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6 EXHIBITS

(b)
Exhibits

4.1	Amended and Restated Share Repurchase Plan, dated April 11, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on April 15, 2025)
10.1

Dealer Manager Agreement, dated April 11, 2025, by and among Fortress Net Lease REIT, FNLR Management LLC, as the adviser, and Fortress Wealth Solutions LLC, as the dealer manager (filed as Exhibit 10.1 to the Company’s Current Report on April 15, 2025)

10.2

Form of Participating Broker-Dealer Agreement by and between Fortress Wealth Solutions LLC, as the dealer manager, and participating broker-dealers (filed as Exhibit 10.2 to the Company’s Current Report on April 15, 2025)

10.3

Second Amendment to Credit Agreement and Incremental Facility Confirmation, dated April 11, 2025, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, each lender and L/C Issuer party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on April 15, 2025)

10.4

Third Amendment to Credit Agreement and New Lender Joinder Agreement, dated July 25, 2025, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, each lender and L/C Issuer party thereto, and Bank of America, N.A., as administrative agent.

31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

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

Date: August 13, 2025

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer