Form 10-Q
period 2025-09-30
Fortress Net Lease REIT
filed 2025-11-14
CIK 1966394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the issuer had the following shares outstanding: 14,595 Class S shares, 10,721,387 Class I shares, 20,553,003 Class F-S shares, 66,449,860 Class F-I shares, 37,654,395 Class D-S shares and 2,514,960 Class E shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Net Lease REIT

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	September 30, 2025	December 31, 2024
Investments in real estate, net	$2,162,647	$1,143,748
Intangible assets, net	413,228	207,574
Cash and cash equivalents	10,423	127,225
Restricted cash	53,552	87,737
Other assets	52,648	22,237
Total assets	$2,692,498	$1,588,521

Liabilities and Equity
Liabilities
Subscriptions received in advance	52,873	80,573
Due to affiliate	32,814	17,868
Revolving credit facility	815,500	562,500
Term loans, net	570,031	121,154
Distribution payable	7,794	4,260
Other liabilities	13,738	26,361
Total liabilities	$1,492,750	812,716

Commitments and contingencies (Note 11)
Redeemable common stock (Note 8)	26,437	5,479
Redeemable non-controlling interests (Note 8)	7,398	—

Equity
Common stock - Class I shares, $0.01 par value per share, 8,875 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	89	—
Common stock - Class F-S shares, $0.01 par value per share, 14,513 and 2,988 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	145	30
Common stock - Class F-I shares, $0.01 par value per share, 63,071 and 40,463 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	632	405
Common stock - Class D-S shares, $0.01 par value per share, 37,521 and 35,613 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	374	355
Common stock - Class D-X shares, $0.01 par value per share, 0 and 1,347 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	13
Additional paid-in capital	1,229,275	796,992
Accumulated other comprehensive income (loss)	(343)	948
Accumulated deficit	(64,259)	(28,417)
Total equity	1,165,913	770,326
Total liabilities and equity	$2,692,498	$1,588,521

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue
Rental revenue	$50,508	$11,229	$122,461	$21,379
Total revenue	50,508	11,229	122,461	21,379

Expenses
Organizational costs	—	1,347	—	3,304
General and administrative	3,708	2,296	10,168	5,350
Management fee	3,209	1,295	8,382	1,652
Performance participation allocation	2,225	642	5,368	796
Depreciation and amortization	18,060	3,934	44,460	7,285
Total expenses	27,202	9,514	68,378	18,387

Other income (expense)
Interest income	393	882	1,011	4,907
Interest expense, net	(14,915)	(467)	(33,948)	(467)
Total other income (expense)	(14,522)	415	(32,937)	4,440

Net income	$8,784	$2,130	$21,146	$7,432
Net income attributable to non-controlling interests	70	—	134	—
Net income attributable to FNLR stockholders	$8,714	$2,130	$21,012	$7,432

Earnings per share of common stock - basic and diluted - (Note 12)	$0.07	$0.03	$0.19	$0.15
Weighted-average shares of common stock outstanding - basic - (Note 12)	122,080	61,520	108,315	48,707
Weighted average number of common shares outstanding - diluted - (Note 12)	122,669	61,520	108,718	48,707

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$8,784	$2,130	$21,146	$7,432
Other comprehensive loss:
Change in fair value of interest rate swaps	(312)	(106)	(1,298)	(106)
Other comprehensive loss	(312)	(106)	(1,298)	(106)
Comprehensive income	8,472	2,024	19,848	7,326
Comprehensive income attributable to non-controlling interests	68	—	127	—
Comprehensive income attributable to FNLR stockholders	$8,404	$2,024	$19,721	$7,326

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended September 30, 2025
	Par Value
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at June 30, 2025	$54	$102	$588	$372	$—	$1,107,136	$(33)	$(50,805)	$1,057,414
Common stock issued	34	42	43	—	—	118,074	—	—	118,193
Offering costs	—	—	—	—	—	(136)	—	—	(136)
Distribution reinvestment	1	1	5	2	—	8,756	—	—	8,765
Share class exchange	—	—	—	—	—	—	—	—	—
Common stock redeemed	—	—	(4)	—	—	(4,219)	—	—	(4,223)
Other comprehensive loss (other comprehensive loss of $2 allocated to redeemable NCI)	—	—	—	—	—	—	(310)	—	(310)
Net income (net income of $70 allocated to redeemable NCI)	—	—	—	—	—	—	—	8,714	8,714
Distributions declared on common stock ($0.2096 gross per share)	—	—	—	—	—	—	—	(22,168)	(22,168)
Allocation to redeemable common shares	—	—	—	—	—	(225)	—	—	(225)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(111)	—	—	(111)
Balance at September 30, 2025	$89	$145	$632	$374	$—	$1,229,275	$(343)	$(64,259)	$1,165,913

	Three Months Ended September 30, 2024
	Par Value
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at June 30, 2024	$—	$—	$148	$41	$—	$—	$88	$265	$2	$539,974	$—	$(13,493)	$527,025
Common stock issued	—	6	90	—	—	—	—	10	1	107,297	—	—	107,404
Offering costs	—	—	—	—	—	—	—	—	—	(945)	—	—	(945)
Distribution reinvestment	—	—	1	—	—	—	—	1	1	2,953	—	—	2,956
Share class exchange	—	—	41	(41)	—	—	226	(226)	—	—	—	—	—
Common stock redeemed	—	—	(3)	—	—	—	—	—	—	(2,917)	—	—	(2,920)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(106)		(106)
Net income	—	—	—	—	—	—	—	—	—	—	—	2,130	2,130
Distributions declared on common stock ($0.1464 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(9,266)	(9,266)
Balance at September 30, 2024	$—	$6	$277	$—	$—	$—	$314	$50	$4	$646,362	$(106)	$(20,629)	$626,278

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2025
	Par Value
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2024	$—	$30	$405	$355	$13	$796,992	$948	$(28,417)	$770,326
Common stock issued	88	113	221	—	—	419,654	—	—	420,076
Offering costs	—	—	—	—	—	(952)	—	—	(952)
Distribution reinvestment	1	2	12	6	—	21,138	—	—	21,159
Share class exchange	—	—	—	13	(13)	(512)	—	—	(512)
Common stock redeemed	—	—	(6)	—	—	(6,345)	—	—	(6,351)
Other comprehensive loss (other comprehensive loss of $7 allocated to redeemable NCI)	—	—	—	—	—	—	(1,291)	—	(1,291)
Net income (net income of $134 allocated to redeemable NCI)	—	—	—	—	—	—	—	21,012	21,012
Distributions declared on common stock ($0.5711 gross per share)	—	—	—	—	—	—	—	(56,854)	(56,854)
Allocation to redeemable common shares	—	—	—	—	—	(472)	—	—	(472)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(228)	—	—	(228)
Balance at September 30, 2025	$89	$145	$632	$374	$—	$1,229,275	$(343)	$(64,259)	$1,165,913

	Nine Months Ended September 30, 2024
	Par Value
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2023	$—	$—	$—	$23	$21	$73	$—	$—	$2	$115,952	$—	$(6,982)	$109,089
Common stock issued	—	6	200	6	37	11	—	268	1	529,611	—	—	530,140
Offering costs	—	—	—	—	—	—	—	—	—	(2,352)	—	—	(2,352)
Distribution reinvestment	—	—	1	1	—	—	1	2	1	6,068	—	—	6,074
Share class exchange	—	—	79	(30)	(58)	(84)	313	(220)	—	—	—	—	—
Common stock redeemed	—	—	(3)	—	—	—	—	—	—	(2,917)	—	—	(2,920)
Other comprehensive loss	—	—		—	—	—	—			—	(106)	—	(106)
Net income	—	—	—	—	—	—	—	—	—	—	—	7,432	7,432
Distributions declared on common stock ($0.2739 gross per share)	—	—	—	—	—	—	—	—	—	—	—	(21,079)	(21,079)
Balance at September 30, 2024	$—	$6	$277	$—	$—	$—	$314	$50	$4	$646,362	$(106)	$(20,629)	$626,278

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$21,146	$7,432
Adjustments to reconcile net income to net cash provided by operating activities:
Organizational costs	—	3,304
Depreciation and amortization	44,460	7,285
Straight-line rent adjustment	(24,553)	(5,442)
Management fee	8,382	1,652
Performance participation allocation	5,368	796
Other items	2,914	3,411
Changes in assets and liabilities:
Decrease in other assets	425	280
Increase in other liabilities/decrease in due to affiliates	183	1,630
Net cash provided by operating activities	58,325	20,348

Cash flows from investing activities:
Acquisitions of real estate	(1,219,460)	(512,085)
Capital expenditures and improvements	(67,169)	(92,662)
Net cash used in investing activities	(1,286,629)	(604,747)

Cash flows from financing activities:
Borrowings under revolving credit facility	932,000	104,000
Repayment of revolving credit facility	(679,000)	(37,000)
Borrowings under term loans	452,500	—
Payment of deferred financing costs	(8,632)	(1,060)
Proceeds from issuance of common stock	349,287	405,998
Proceeds from issuance of redeemable common stock	22,761	358
Offering costs paid	(1,726)	—
Redemptions of common stock	(8,555)	(356)
Redemptions of non-controlling interests	(1,892)	—
Subscriptions received in advance	52,873	51,167
Payment of distributions to common shareholders	(32,071)	(12,206)
Payment of distributions to non-controlling interests	(228)	—
Net cash provided by financing activities	1,077,317	510,901
Net change in cash, cash equivalents and restricted cash	(150,987)	(73,498)

Cash, cash equivalents and restricted cash, beginning of period	214,962	132,405
Cash, cash equivalents and restricted cash, end of period	$63,975	$58,907

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$10,423	$3,301
Restricted cash	53,552	55,606
Total cash, cash equivalents and restricted cash	$63,975	$58,907

Supplemental disclosures:
Interest paid	$32,573	$—

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$12,551	$4,325
Accrued distributions	$7,794	$3,270
Distribution reinvestment	$21,248	$6,074
Offering costs due to affiliate	$356	$2,352
Other offering costs payable	$599	$—
Issuance of Class E shares as settlement of the management fee and board of directors compensation	$991	$1,149
Issuance of Class A shares as settlement of the management fee and performance participation allocation	$9,166	$—
Share class exchange	$13	$392
Allocation to redeemable common shares	$472	$—
Allocation to redeemable non-controlling interests	$228	$—
Change in fair value of interest rate swap	$(1,298)	$(106)
Accrued unpaid stockholders servicing fee	$12,409	$556
Redemptions payable	$1,664	$2,564

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

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the three and nine months ended September 30, 2025, the Company had received aggregate proceeds of $131.0 million and $474.4 million, respectively, from the sales of shares of its common stock through the private offering. For the three and nine months ended September 30, 2024, the Company had received aggregate proceeds of $109.9 million and $535.7 million, respectively, from the sales of shares of its common stock through the private offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company's prior month's net asset value (“NAV”) per share as calculated monthly.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of September 30, 2025, the Company owned 48 investments in real estate, of which five are subject to build-to-suit leases, and 43 for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial, retail, data centers, and office properties located in the United States.

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

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statement of Cash Flows included in Other items of $5.4 million for the nine months ended September 30, 2024 have been reclassified to Straight-line rent adjustment to conform to the nine months ended September 30, 2025 presentation. Additionally, certain amounts in the Company’s prior period Condensed Consolidated Statement of Cash Flows included in Proceeds from the issuance of common stock of $0.4 million for the nine months ended September 30, 2024 have been reclassified to Proceeds from the issuance of redeemable common stock to conform to the nine months ended September 30, 2025 presentation.

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

During the three and nine months ended September 30, 2025 the Company recognized depreciation expense in the amount of $12.7 million and $31.6 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized depreciation expense in the amount of $3.0 million and $5.5 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized amortization expense in the amount of $5.3 million and $12.8 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized amortization expense in the amount of $1.0 million and $1.8 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Restricted Cash

As of September 30, 2025 and December 31, 2024, the restricted cash balances of $53.6 million and $87.7 million, respectively, primarily consist of amounts held for future construction draws and subscriptions received in advance.

Deferred Charges

The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets for the Secured Revolving Credit Facility (as defined below) and as a reduction of the Term Loan Facility and Subsidiary Loan (as defined below) on the Condensed Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.

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

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swaps are valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				September 30, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(342)	$—	$—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	(8)	60,000	948
Total Swaps				$310,000	$(350)	$60,000	$948

Valuation of liabilities not measured at fair value

As of September 30, 2025, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had one tenant from which it derived 10% or more of its revenue for the three and nine months ended September 30, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Tenant A	$7,141	14.14%	$21,389	17.47%

The Company had four tenants from which it derived 10% or more of its revenue for the three and nine months ended September 30, 2024, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Tenant A	$2,190	19.50%	$2,190	10.24%
Tenant B	$3,125	27.83%	$5,903	27.61%
Tenant C	$1,970	17.55%	$5,938	27.77%
Tenant D	$1,054	9.38%	$2,141	10.01%

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

3.
Investments in Real Estate, net

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2025	December 31, 2024
Buildings and tenant improvements	$1,563,743	$725,711
Land	460,763	259,466
Land improvements	154,946	97,389
Construction in progress	25,354	71,714
Total	2,204,806	1,154,280
Accumulated depreciation	(42,159)	(10,532)
Investments in real estate, net	$2,162,647	$1,143,748

During the nine months ended September 30, 2025, $90.9 million of construction in progress was placed into service, including $84.3 million of buildings and $6.6 million of land improvements. No construction in progress was placed into service during the nine months ended September 30, 2024.

Acquisitions

During the nine months ended September 30, 2025, the Company acquired 18 industrial, 65 retail properties and three office properties for $1.2 billion. The total rentable square feet of gross leasable area (“GLA”) of the Company was 17.4 million and 8.3 million square feet as of September 30, 2025 and December 31, 2024, respectively, all of which is fully occupied.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,777	3	(1)	1,153
Industrial	Various	27,741	3	(1)	275
Industrial	Michigan	55,924	1	(2)	1,120
Industrial	Florida	15,002	1		170
Industrial	Various	34,594	2	(1), (2)	458
Industrial	Various	326,064	4		1,378
Industrial	Various	145,945	2	(1), (2)	1,773
Industrial	Various	25,881	2	(1)	83
Total Industrial Properties		710,928	18		6,410

Retail Properties:
Retail	Washington	26,982	5	(1)	40
Retail	Michigan	2,305	1	(1)	4
Retail	Connecticut	3,868	1		10
Retail	Texas	35,914	8	(1)	98
Retail	Missouri	59,925	26	(1)	146
Retail	Alabama	19,745	6	(1)	34
Retail	Ohio	13,898	4	(1)	27
Retail	Arizona	17,684	4	(1)	18
Retail	Various	30,295	10	(1)	49
Total Retail Properties		210,616	65		426

Office Properties:
Office / Headquarters	Ohio	196,384	2	(2)	1,609
Office / Headquarters	Georgia	93,196	1		310
Total Office Properties		289,580	3		1,919
Total		$1,211,124	86		8,755

(1) Properties subject to master lease agreement.

(2) Properties acquired from an affiliate of the Adviser.

Additionally, during the nine months ended September 30, 2025, the Company acquired additional land adjacent to an existing industrial property in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.

During the nine months ended September 30, 2025, the Company acquired two land parcels for an aggregate purchase price of approximately $25.4 million. These properties are currently under development pursuant to build-to-suit lease arrangements.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2024 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Pennsylvania	$21,967	1		242
Industrial	Various	25,416	2	(1)	401
Industrial	Utah	45,545	3	(1)	254
Industrial	Various	133,850	27	(1)	1,094
Industrial	Various	172,738	22	(1)	1,331
Industrial	Various	9,805	2	(1)	137
Industrial	Georgia	29,575	3	(1)	343
Industrial	New York	400	1		196
Total Industrial Properties		439,296	61		3,998

Retail Properties:
Retail	Washington	15,160	6	(1)	25
Retail	Kentucky	12,161	7	(1)	25
Retail	New Hampshire	7,822	4	(1)	20
Retail	Illinois	6,842	3	(1)	21
Retail	Alabama	8,053	4	(1)	38
Retail	Louisiana	13,434	5	(1)	30
Retail	South Carolina	2,676	1		6
Retail	Florida	6,641	2	(1)	11
Total Retail Properties		72,789	32		176
Total		$512,085	93		4,174

(1) Properties subject to master lease agreement.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2025 ($ in thousands):

Amount
Buildings and building improvements	$742,603
Land	201,352
Land improvements	50,186
In-place lease intangibles	218,471
Total Purchase Price	$1,212,612

During the nine months ended September 30, 2025, the Company made deposits of $5.1 million for future acquisitions, which are included in Other assets on the Condensed Consolidated Balance Sheets.

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2024 ($ in thousands):

Amount
Buildings and building improvements	$259,299
Land	115,371
Land improvements	51,328
In-place lease intangibles	86,087
Total Purchase Price	$512,085

4.
Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following ($ in thousands):

Intangible lease assets	September 30, 2025	December 31, 2024
In-place lease intangibles	$422,044	$203,574
Condominium interest	7,492	7,492
Total intangible lease assets	429,536	211,066
Accumulated amortization
In-place lease intangibles	(16,308)	(3,492)
Intangible lease assets, net	$413,228	$207,574

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of September 30, 2025 is as follows ($ in thousands):

Year	Amount
2025 (Remaining)	$6,942
2026	26,535
2027	26,535
2028	26,535
2029	26,535
2030	25,406
Thereafter	267,248
Total	$405,736

5.
Debt

Credit Facilities

On August 13, 2024, FNLR OP (the “Credit Facilities Borrower”) entered into a credit agreement (as most recently amended on July 25, 2025, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), with the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Credit Facilities Borrower, the “Loan Parties”), the lenders, the L/C Issuer (each party thereto) and Bank of America, N.A. (“BofA”), as administrative agent. The Credit Agreement initially provided for (i) a $120.0 million revolving credit facility, of which $25.0 million was available for standby letters of credit and (ii) a $5.0 million term loan credit facility.

On April 11, 2025, the Loan Parties entered into that certain Second Amendment to Credit Agreement and Incremental Facilities Confirmation (the “Second Amendment”), with each lender and L/C Issuer party thereto and BofA, in its capacity as administrative agent. Pursuant to the Second Amendment, the Credit Facilities Borrower’s right to request that the principal amount of the Credit Facilities be increased, subject to certain conditions, was amended from an amount not exceeding $1.0 billion to an amount not exceeding $1.5 billion (such amount, the “Incremental Facility Maximum”). In connection with the effectiveness of the increase to the Incremental Facility Maximum, the aggregate principal amount of the Credit Facilities was increased from $900.0 million to $1.1 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $755.0 million to $892.5 million, of which $25.0 million is available for standby letters of credit (the “Secured Revolving Credit Facility”) and (ii) an increase in the aggregate outstanding principal amount of the term loan from $145.0 million to $182.5 million (the “Term Loan Facility” and, together with the Secured Revolving Credit Facility, the “Credit Facilities”).

On July 25, 2025, the Credit Facilities Borrower, the Company, as guarantor, and the other guarantors party thereto, entered into that certain Third Amendment to Credit Agreement and New Lender Joinder Agreement (the “Third Amendment”) with each lender and letter of credit issuer party thereto, BofA as administrative agent, and each of JPMorgan Chase Bank, N.A. and M&T Bank, as a Joint Leader Arranger and revolving credit facility lender and term loan lender thereunder, amending the Credit Agreement.

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

The following table details key terms of the Credit Facilities as of September 30, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$815,500	5.90%	10/16/2026	$1,047,500
Total Secured Revolving Credit Facility	815,500

Term Loan Facility	$227,500	5.90%	10/16/2026	$227,500
Deferred financing costs, net	(1,837)
Term Loan Facility, net	225,663
Total Credit Facilities, net	$1,041,163

The following table details key terms of the Credit Facilities as of December 31, 2024 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$562,500	6.26%	10/17/2025	$677,500
Total Secured Revolving Credit Facility	562,500

Term Loan Facility	$122,500	6.32%	10/17/2025	$122,500
Deferred financing costs, net	(1,346)
Term Loan Facility, net	121,154
Total Credit Facilities, net	$683,654

(1)
Includes a $25.0 million sublimit of standby letters of credit.

At the option of the Credit Facilities Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Fund's Rate plus half of 1%, (B) Bank of America's prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Secured Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% to and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty. The Company may extend the maturity date of the Credit Facilities by utilizing three one-year extension options, which are exercisable at the Company’s discretion. On October 17, 2025, the Company exercised the first extension option in order to extend the maturity date to October 16, 2026. Prior to October 16, 2026, the Company plans to exercise the second extension option in order to extend the maturity date to October 16, 2027.

The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of September 30, 2025, the Company was in compliance with all of its loan covenants.

Subsidiary Loan Agreement and Carveout Guaranty

On September 19, 2025, FNLR Logistics LLC, a Delaware limited liability company (“Subsidiary Loan Borrower 1”) and FNLR Grocery LLC, a Delaware limited liability company (“Subsidiary Loan Borrower 2” and Subsidiary Loan Borrower 1 and Subsidiary Loan Borrower 2 are, individually and/or collectively (as the context requires) referred to herein as “Subsidiary

Loan Borrower”), each an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Subsidiary Loan Agreement”) with Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto. Pursuant to the Subsidiary Loan Agreement, the lenders agreed to make loans available to Subsidiary Loan Borrower on an uncommitted basis in an aggregate principal amount not to exceed $347,500,000 (the “Subsidiary Loan”). Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on September 19, 2028 subject to two (2) extension options of one (1) year each, which if exercised would expire on September 19, 2030, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

The obligations of Subsidiary Loan Borrower under the Subsidiary Loan Agreement are secured by substantially all of the assets of each Subsidiary Loan Borrower, in each case subject to certain exclusions set forth in the Subsidiary Loan Agreement and the other Loan Documents. Further, the Subsidiary Loan will bear interest at the lesser of (i) a rate equal to Monthly SOFR, plus one hundred seventy basis points (1.70%) per annum and (ii) the maximum non-usurious interest rate. The Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Subsidiary Loan Agreement.

The Subsidiary Loan Agreement contains various restrictions and covenants applicable to Subsidiary Loan Borrower. Among other requirements, Subsidiary Loan Borrower may not exceed certain debt limitations and is subject to certain distribution limitations, subject to certain carveouts described more fully therein.

The Subsidiary Loan Agreement also contains customary events of default. If an event of default under the Subsidiary Loan Agreement occurs and is continuing, then BofA, in its capacity as the administrative agent, may declare any outstanding obligations under the Subsidiary Loan Agreement to be immediately due and payable. In addition, if Subsidiary Loan Borrower becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subsidiary Loan Agreement will automatically become due and payable.

In connection with the Subsidiary Loan Agreement, FNLR OP LP, a wholly owned subsidiary through which the Company owns all or substantially all its assets (the “Operating Partnership”), provided a guaranty (the “Carveout Guaranty”), pursuant to which the Operating Partnership (i) has agreed to guarantee the payment of the indebtedness pursuant to the Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to the Subsidiary Loan Borrower or any property and (ii) agreed to satisfy certain financial covenants as set forth in the Carveout Guaranty, including minimum net worth and liquidity requirements. The Operating Partnership is also liable under the Carveout Guaranty for costs, expenses, damages and losses actually incurred by BofA, in its capacity as the administrative agent resulting from customary “bad boy” events pertaining to the Operating Partnership as described more fully in the Carveout Guaranty.

The following table details key terms of the Subsidiary Loan as of September 30, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan	$347,500	5.83%	10/19/2028	$347,500
Deferred financing costs, net	(3,132)
Subsidiary Loan, net	$344,368

6.
Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate ($ in thousands):

	September 30, 2025	December 31, 2024
Advanced organizational and offering costs	$12,027	$14,048
General and administrative expenses	1,920	1,255
Accrued management fee	1,090	691
Performance participation allocation	5,368	1,874
Accrued shareholder servicing fee	12,409	—
Total	$32,814	$17,868

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $12.0 million and $14.0 million of reimbursable costs were payable to the Adviser at September 30, 2025 and December 31, 2024, respectively.

General and Administrative Expenses

The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $1.6 million and $0.9 million in general and administrative expenses were payable to the Adviser at September 30, 2025 and December 31, 2024, respectively. Approximately $0.3 million and $0.4 million were payable to members of the Company’s board of trustees related to compensation expense at September 30, 2025 and December 31, 2024, respectively.

Accrued Management Fee

The Company pays the Adviser a management fee ranging from 1.00% to 1.25% of NAV per annum payable monthly. The Adviser previously waived the management fee for six months for certain investors measured from the later of (i) the day on which such shareholder first purchased any waiver-eligible shares and (ii) if applicable, the day on which such shares were released from escrow (such later date in respect of any investor, the “Issuance Date”). The Adviser agreed to waive the management fee in respect of any Class E shares issued for so long as the Company qualifies as a “publicly offered REIT”.

The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class A units of FNLR OP (the “Class A OP Units”). To date, the Adviser has elected to receive the management fee in the Company’s Class E shares or Class A units of FNLR OP, resulting in a non-cash expense.

During the three months ended September 30, 2025, the Company issued 289,591 Class A OP units and recognized management fees of $3.2 million in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025, the Company issued 690,337 Class A OP units and 67,171 Class E shares and recognized management fees of $8.4 million in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company issued 97,734 and 113,804 Class E shares, respectively, and recognized management fees of $1.3 million $1.7 million, respectively, in the Condensed Consolidated Statements of Operations.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the three and nine months ended September 30, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year end 2024.

During the three and nine months ended September 30, 2025, the Company recognized $2.2 million and $5.4 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, the Company recognized $0.6 million and $0.8 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

Accrued Shareholder Servicing Fees

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. The Company accrues ongoing shareholder servicing fees payable to the Dealer Manager for ongoing services rendered to Class F-S shareholders equal to 0.85% per annum of the aggregate NAV of the outstanding shares. The ongoing servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future stockholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders and level of servicing fees attributed to such share class, which currently approximates 8.75%. The Company subsequently reassesses such liability at each reporting period.

Prior to April 11, 2025, the accrued ongoing shareholder servicing fees were recorded as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Subsequent to April 11, 2025, the accrued ongoing shareholder servicing fees are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Real Estate Transactions

Investments in real estate, net and Intangible assets, net include properties that were acquired from affiliates of the Adviser. During the three months ended September 30, 2025, the Company acquired two industrial properties for $145.9 million from affiliates of the Adviser. Additionally, during the nine months ended September 30, 2025, the Company acquired five industrial properties and two office properties for $236.5 million and $196.4 million, respectively, from affiliates of the Adviser. During the three and nine months ended September 30, 2024, the Company did not acquire any properties from a related party.

7.
Derivative Financial Instruments

The Company purchased interest rate swaps to minimize the interest rate risk associated with the Company’s Credit Facilities variable interest expense.

The following table is a summary of the Company’s outstanding interest rate swap agreements ($ in thousands):

				September 30, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(342)	$—	$—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	(8)	60,000	948
Total Swaps				$310,000	$(350)	$60,000	$948

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2025		September 30, 2025
Interest rate swaps	$(312)	Interest Expense	$564
Total	$(312)		$564

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2025		September 30, 2025
Interest rate swaps	$(1,298)	Interest Expense	$1,224
Total	$(1,298)		$1,224

The following table details the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2024		September 30, 2024
Interest rate swaps	$(106)	Interest Expense	$2
Total	$(106)		$2

8.
Equity

Authorized Capital

As of September 30, 2025, the Company had the authority to issue an unlimited number of preferred shares and six classes of common shares including Class F-S, Class F-D, Class F-I, Class B, Class D-S, and Class E. Class E shares are classified as redeemable common stock on the Company’s Condensed Consolidated Balance Sheets. The Company also previously issued Class F-I X, Class B-X and Class D-X which represented Class F-I shares, Class B shares and Class D shares, respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding, as described in the Annual Report. The Initial Share Offering Period ended as of February 1, 2024. As of September 30, 2025, there were no Class F-I X, Class B-X or Class D-X shares outstanding. Class D shares were renamed to Class D-S shares effective November 14, 2024. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
June 30, 2025	5,506	10,164	58,645	37,323	—	2,479	114,117
Common shares issued	3,322	4,228	4,351	—	—	12	11,913
Distribution reinvestment	68	121	463	198	—	3	853
Class transfers	(10)	—	10	—	—	—	—
Common shares repurchased	(11)	—	(398)	—	—	—	(409)
September 30, 2025	8,875	14,513	63,071	37,521	—	2,494	126,474

	Three Months Ended September 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E	Total
June 30, 2024	—	—	14,779	4,133	—	—	8,758	26,471	247	54,388
Common shares issued	—	634	8,978	—	—	—	—	1,040	104	10,756
Distribution reinvestment	—	—	122	13	—	—	84	73	1	293
Class transfers	—	—	4,177	(4,146)	—	—	22,620	(22,570)	—	81
Common shares repurchased	—	—	(297)	—	—	—	—	—	—	(297)
September 30, 2024	—	634	27,759	—	—	—	31,462	5,014	352	65,221

	Nine Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
December 31, 2024	—	2,988	40,463	35,613	1,347	529	80,940
Common shares issued	8,790	11,289	22,088	—	—	2,277	44,444
Distribution reinvestment	106	236	1,166	552	—	9	2,069
Class transfers	(10)	—	(40)	1,356	(1,347)	49	8
Common shares repurchased	(11)	—	(606)	—	—	(370)	(987)
September 30, 2025	8,875	14,513	63,071	37,521	—	2,494	126,474

	Nine Months Ended September 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E	Total
December 31, 2023	—	—	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	—	634	20,026	630	3,669	1,052	—	26,788	145	52,944
Distribution reinvestment	—	—	160	53	30	26	92	238	5	604
Class transfers	—	—	7,870	(3,029)	(5,801)	(8,305)	31,370	(22,012)	—	93
Common shares repurchased	—	—	(297)	—	—	—	—	—	—	(297)
September 30, 2024	—	634	27,759	—	—	—	31,462	5,014	352	65,221

(1)
Class D shares were renamed to Class D-S shares effective November 14, 2024.
(2)
As of September 30, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.

Redeemable Common Stock

In connection with the Company’s payment of its management fee, the Adviser holds Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Adviser as redeemable common stock outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common stock of $0.2 million and $22.8 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had 2,493,599 and 529,375 redeemable Class E shares issued and outstanding.

The redeemable Class E shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million during the nine months ended September 30, 2025.

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

During the three months ended September 30, 2025, the Company repurchased 408,699 shares of common shares for a total of $4.2 million. During the nine months ended September 30, 2025, the Company repurchased 987,343 shares of common shares for a total of $10.2 million.

Additionally, during the nine months ended September 30, 2025, the Company repurchased 181,062 Class A OP units for a total of $1.9 million. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company repurchased 296,640 shares of common shares for a total of $3.0 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2024.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receive the same gross distribution per share during the period the Adviser and Special Limited Partner waived the management fee and performance participation allocation, respectively.

The following table details the aggregate net distributions declared for each applicable class of common shares for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$0.1776	$0.1622	$0.1839	$0.1834	$—	$0.2096

	Three Months Ended September 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$0.0431	$0.1506	$0.0502	$—	$—	$0.1506	$0.1506	$0.1506

The following table details the aggregate net distributions declared for each applicable class of common shares for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
	Class I(3)	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$0.4625	$0.4634	$0.5282	$0.5275	$0.1678	$0.5711

	Nine Months Ended September 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(1)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$0.0431	$0.3410	$0.3241	$0.1756	$0.0835	$0.2489	$0.4245	$0.4245

(1)
Class D shares were renamed to Class D-S shares effective November 14, 2024.
(2)
As of September 30, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(3)
Shares were outstanding for a portion of the nine months ended September 30, 2025.

Redeemable Non-Controlling Interests

In connection with its performance participation interest, the Special Limited Partner receives Class A units of FNLR OP. Additionally, in connection with the payment of management fees, the Adviser owns 690,337 Class A units of FNLR OP. See Note 6 - Related Party Transactions for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A units for either Class E shares in the Company or cash at their election, the Company has classified these Class A units as Redeemable non-controlling interests outside of equity on the Company's Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $110,561 and $227,528 during the three and nine months ended September 30, 2025, respectively.

The following table details the redeemable non-controlling interest activity for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Balance at beginning of period	$—	$—
Settlement of prior performance participation allocation and management fee	9,166	—
Repurchases	(1,892)	—
Offering costs	(3)	—
Net income	134	—
Other comprehensive loss	(7)	—
Distributions	(228)	—
Redemption value allocation	228	—
Ending balance	$7,398	$—

Share-Based Compensation

The Company accrued $0.2 million and $0.3 million of non-cash compensation expense at September 30, 2025 and December 31, 2024, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2025	December 31, 2024
Straight-line rent receivable	$34,156	$9,603
Deposits	10,050	4,941
Deferred financing costs, net	7,668	5,573
Derivative swap asset	—	948
Lease commissions, net	679	696
Prepaid expenses	27	—
Other receivables	68	476
Total Other Assets	$52,648	$22,237

The following table summarizes the components of Other Liabilities ($ in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$1,423	$13,974
Prepaid rental income	6,560	5,474
Accrued shareholder servicing fee	—	2,626
Derivative swap liability	350	—
Accrued interest payable	1,210	1,526
Other accrued expenses and liabilities	4,195	2,761
Total Other Liabilities	$13,738	$26,361

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Base rent(1)	$40,596	$8,534	$97,909	$15,937
Straight-line rental revenue	9,912	2,695	24,552	5,442
Total Rental Revenue	$50,508	$11,229	$122,461	$21,379

(1)
Base rent consists of fixed lease payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2025 ($ in thousands):

Year	Future Minimum Receipts
2025 (Remaining)	$48,849
2026	199,859
2027	211,808
2028	221,170
2029	226,434
2030	229,968
Thereafter	3,460,828
Total	$4,598,916

11.
Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $192.7 million and $99.6 million as of September 30, 2025 and December 31, 2024, respectively, in connection with its properties under development.

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

The following tables detail net income/(loss) per common share ($ in thousands, except per share data):

	Three Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income	$364	$820	$3,880	$3,360	$—	$290	$8,714
Weighted average number of common shares outstanding - basic	7,270	13,201	61,664	37,453	—	2,492	122,080
Net income per common share - basic	$0.05	$0.06	$0.06	$0.09	$—	$0.12	$0.07
Net income attributable to non-controlling interests - OP units							$70
Net income per common share - diluted							$8,784
Weighted average number of OP units							589
Weighted average number of common shares outstanding - diluted							122,669
Net income per common share - diluted							$0.07

	Three Months Ended September 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income (loss)	$—	$(12)	$265	$98	$—	$—	$973	$786	$20	$2,130
Weighted average number of common shares outstanding	—	193	23,960	1,013	—	—	26,408	9,638	308	61,520
Net income (loss) per common share - basic and diluted	$—	$(0.06)	$0.01	$0.10	$—	$—	$0.04	$0.08	$0.06	$0.03

	Nine Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income	$539	$1,540	$9,341	$8,985	$77	$530	$21,012
Weighted average number of common shares outstanding - basic	4,196	9,252	55,938	37,041	222	1,666	$108,315
Net income per common share - basic	$0.13	$0.17	$0.17	$0.24	$0.35	$0.32	$0.19
Net income attributable to non-controlling interests - OP units							$134
Net income per common share - diluted							$21,146
Weighted average number of OP units							403
Weighted average number of common shares outstanding - diluted							108,718
Net income per common share - diluted							$0.19

	Nine Months Ended September 30, 2024
	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income (loss)	$—	$(12)	$543	$607	$367	$228	$1,085	$4,564	$50	$7,432
Weighted average number of common shares outstanding	—	65	11,656	2,676	1,804	774	10,230	21,253	249	48,707
Net income (loss) per common share - basic and diluted	$—	$(0)	$0.05	$0.23	$0.20	$0.29	$0.11	$0.21	$0.20	$0.15

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

14.
Subsequent Events

In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after September 30, 2025 for recognition or disclosure purposes. Based on this evaluation, the

Company identified the following subsequent events, from September 30, 2025 through the date the condensed consolidated financial statements were issued.

Investment activity

Subsequent to September 30, 2025, the Company made a deposit toward the future purchase and subsequent leaseback of a distribution center in Brownsburg, Indiana for approximately $35.0 million.

Subsequent to September 30, 2025, the Company purchased 19 retail properties in Maine for approximately $39.0 million. The properties were subsequently leased back to the seller.

Proceeds from the Issuance of Common Shares

Effective on October 1, 2025, the Company issued and sold 5,298,884 common shares, consisting of 886,228 Class I shares, 2,272,544 Class F-S shares, 2,052,139 Class F-I shares, 67,880 Class D-S shares and 20,093 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $54.6 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

In addition, on October 16, 2025 the Company issued 101,745 Class A OP units to the Adviser as payment for $1.1 million of management fees.

Effective on November 1, 2025, the Company issued and sold 6,261,821 common shares, consisting of 14,595 Class S shares, 960,251 Class I shares, 3,767,542 Class F-S shares, 1,449,937 Class F-I shares, 68,228 Class D-S shares and 1,268 Class E shares, to accredited investors in the Company’s private offering, amounting to proceeds of $64.5 million to the Company as payment for such shares, including shares issued pursuant to the Company’s distribution reinvestment plan.

Borrowings

Subsequent to September 30, 2025, the Company drew an additional $30.0 million and repaid $57.0 million on the outstanding principal balance of the Secured Revolving Credit Facility.

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

References to “Class D-X” in this section represent Class D-S shares (formerly Class D shares) that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in the Annual Report. As of September 30, 2025, there were no Class D-X shares outstanding. All Class D-X shares were automatically converted into Class D-S shares.

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

As of September 30, 2025, we have received aggregate proceeds of $1.3 billion from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the third quarter of 2025, the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, geopolitical uncertainty (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between Israel and Hamas and other developing conflicts), and uncertainty around future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since September 30, 2025, through and including the date hereof, we (i) acquired 19 retail properties in Maine for $39.0 million, (ii) funded $35.0 million for a deposit toward the future purchase and subsequent leaseback of a distribution center in Brownsburg, Indiana (iii) drew an additional $30.0 million and repaid $57.0 million on the Secured Revolving Credit Facility and (iv) issued and sold an aggregate of 11,560,705 common shares in our private offering, resulting in proceeds of $119.1 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

Management Update

Joshua Pack served as Co-Chief Executive Officer and trustee of the Company, as well as a member of the Adviser’s investment committee, until he passed away on September 29, 2025. As a result of Mr. Pack’s sudden passing, there will be a vacancy on the Company’s board of trustees.

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

Q3 2025 Highlights

Operating Results

•
Declared monthly net distributions totaling $22.3 million for the three months ended September 30, 2025. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
Inception-to-Date Total Return(1)	—%	—%	5.53%	8.38%	—%	8.64%	10.17%	9.75%

(1)
Inception-to-Date Total Return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class I on February 1, 2025. Shares were initially issued for Class F-I, Class D-S and Class F-S on January 1, 2024, March 1, 2024, May 1, 2024 and September 1, 2024, respectively. Class E shares were initially issued on November 1, 2023. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investments

Acquired 35 properties with a total purchase price of $678.4 million during the three months ended September 30, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.

Capital Activity and Financings

Raised proceeds of $131.0 million from the sale of our common shares for the three months ended September 30, 2025.

Overall Portfolio

As of September 30, 2025, our portfolio was comprised of 105 industrial properties, 114 retail properties, three office properties, and two data centers with (i) buildings, (ii) land and (iii) properties under development, representing 71%, 28% and 1%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

As of September 30, 2025, we had 100% ownership interest in all our properties in our portfolio. The following table provides a summary of our portfolio as of September 30, 2025 ($ and square feet in thousands):

Property Type(1)	Location	Number of Properties		Gross Asset Cost	Annual Escalations	Lease Term (Years)	Square Feet	Acquisition Date	Occupancy Rate
Industrial Properties:
Industrial	Pennsylvania	1	(2)	$70,939	3.25%	30	650	9/28/2023	100%
Industrial	Missouri	1	(2)	103,189	2.85%	25	352	11/1/2023	100%
Industrial	Tennessee	1	(2)	35,954	3.00%	10	141	12/1/2023	100%
Industrial	Wisconsin	1		66,498	3.00%	25	983	12/28/2023	100%
Industrial	Pennsylvania	1		21,898	3.00%	25	242	1/29/2024	100%
Industrial	Various	2	(3)	26,416	3.00%	20	401	2/29/2024	100%
Industrial	Utah	3	(3)	45,620	2.50%	20	254	3/29/2024	100%
Industrial	Various	27	(3)	133,859	2.75%	20	1,094	4/11/2024	100%
Industrial	Various	22	(3)	173,490	2.80%	20	1,331	8/13/2024	100%
Industrial	Various	2	(3)	9,869	2.75%	20	137	8/22/2024	100%
Industrial	Georgia	3	(3)	29,724	1.25 X CPI	20	343	9/26/2024	100%
Industrial	Various	3	(3)	207,097	1.25 X CPI	17	786	10/23/2024	100%
Industrial	Various	2	(3)	81,774	3.00%	20	567	12/9/2024	100%
Industrial	Various	16	(3)	133,117	2.75%	20	847	12/20/2024	100%
Industrial	Various	2	(3)	101,970	3.00%	20	224	12/31/2024	100%
Industrial	Various	3	(3)	79,777	3.00%	20	1,153	2/12/2025	100%
Industrial	Various	3	(3)	27,741	2.50%	25	275	2/26/2025	100%
Industrial	Michigan	1	(4)	55,924	1.75%	5	1,120	4/1/2025	100%
Industrial	Florida	1		15,002	3.00%	20	170	5/8/2025	100%
Industrial	Various	2	(3),(4)	34,594	3.00%	18	458	6/18/2025	100%
Industrial	Various	4		326,064	2.50%	15	1,378	8/27/2025	100%
Industrial	Various	2	(4)	145,945	1.75%	13	1,773	9/19/2025	100%
Industrial	Various	2	(3)	25,881	3.00%	17	83	9/26/2025	100%
Total Industrial Properties		105		1,952,342			14,762

Retail Properties:
Retail	Washington	6	(3)	15,283	2.00%	15	25	5/7/2024	100%
Retail	Kentucky	7	(3)	12,241	2.00%	15	25	6/11/2024	100%
Retail	New Hampshire	4	(3)	7,907	2.50%	15	20	6/11/2024	100%

Retail	Illinois	3	(3)	6,934	2.00%	15	21	6/28/2024		100%
Retail	Alabama	4	(3)	8,143	2.00%	15	38	7/9/2024		100%
Retail	Louisiana	5	(3)	13,521	2.00%	15	30	8/27/2024		100%
Retail	South Carolina	1		2,741	2.00%	15	7	9/6/2024		100%
Retail	Florida	3	(3)	10,007	2.00%	15	19	9/25/2024		100%
Retail	Michigan	3	(3)	7,275	2.00%	15	11	12/3/2024	(5)	100%
Retail	New Jersey	3	(3)	13,012	2.00%	15	25	12/9/2024		100%
Retail	Minnesota	1		6,781	2.00%	15	18	12/18/2024		100%
Retail	Pennsylvania	2	(3)	5,735	2.00%	15	7	12/27/2024		100%
Retail	Washington	7	(3)	43,131	2.00%	15	75	12/27/2024	(6)	100%
Retail	West Virginia	4	(3)	18,178	2.00%	15	29	12/30/2024		100%
Retail	Florida	2	(3)	15,548	2.00%	15	23	12/31/2024		100%
Retail	Connecticut	1		3,868	2.00%	15	10	3/26/2025		100%
Retail	Texas	8	(3)	35,914	2.00%	15	98	6/27/2025		100%
Retail	Missouri	26	(3)	59,925	2.00%	15	146	6/30/2025		100%
Retail	Alabama	6	(3)	19,745	2.00%	20	34	9/12/2025		100%
Retail	Ohio	4	(3)	13,898	2.00%	16	27	9/12/2025		100%
Retail	Arizona	4	(3)	17,684	3.00%	16	18	9/16/2025		100%
Retail	Various	10	(3)	30,295	2.00%	20	49	9/30/2025		100%
Total Retail Properties		114		367,766			755

Office Properties:
Office / Headquarters	Ohio	2	(4)	196,384	2.00%	14	1,609	4/29/2025		100%
Office / Headquarters	Georgia	1		93,196	2.50%	20	310	8/27/2025		100%
Total Office Properties		3		289,580			1,919

Data Centers:
Data Center	Idaho	1	(2)	21,520	2.00%	15	N/A	9/23/2025		N/A
Data Center	Wyoming	1	(2)	3,834	2.00%	15	N/A	9/30/2025		N/A
Total Data Centers		2		25,354			—
Total		224		$2,635,042			17,436

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
(6)
Two properties acquired on December 27, 2024 and five properties acquired on February 19, 2025.

The following table summarizes the Company’s build-to-suit development projects as of September 30, 2025 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Pennsylvania	1	September 2023(1)	$72,435	$70,582	$1,853
Industrial	Missouri	1	November 2023(2)	124,021	102,802	21,219
Industrial	Tennessee	1	November 2023(3)	35,954	35,954	—
Industrial	New York	1	September 2024(4)	46,995	10,000	36,995
Data Center	Idaho	1	September 2025	79,692	21,520	58,172
Data Center	Wyoming	1	September 2025	77,517	3,834	73,683
Total		6		$436,614	$244,692	$191,922

(1)
Property placed into service December 2024.
(2)
Property placed into service June 2025.
(3)
Property placed into service October 2024.
(4)
The Company began advancing the future purchase price for the acquisition of this property in September 2024.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2025 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	4,000	2%	1,120	6%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
Thereafter	49	199,409	98%	16,316	94%
Total	50	203,409	100%	17,436	100%

(1)
Information includes properties under development.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	$
Revenue
Rental revenue	$50,508	$11,229	$39,279
Total revenue	50,508	11,229	39,279

Expenses
Organizational costs	—	1,347	(1,347)
General and administrative	3,708	2,296	1,412
Management fee	3,209	1,295	1,914
Performance participation allocation	2,225	642	1,583
Depreciation and amortization	18,060	3,934	14,126
Total expenses	27,202	9,514	17,688

Other income (expense)
Interest income	393	882	(489)
Interest expense, net	(14,915)	(467)	(14,448)
Total other income (expense)	(14,522)	415	(14,937)

Net income	$8,784	$2,130	$6,654
Net income attributable to non-controlling interests	70	—	70
Net income attributable to FNLR stockholders	$8,714	$2,130	$6,584

Revenue

Rental Revenue

Rental revenue increased $39.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $11.2 million to $50.5 million. The increase is primarily due to an increase in the real estate portfolio from 94 properties as of September 30, 2024 to 224 properties as of September 30, 2025.

Expenses

Organizational costs

Organizational costs decreased by $1.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $1.3 million to $0. The decrease is primarily due to us incurring the majority of various one-time organizational costs in 2023 and 2024.

General and Administrative Expenses

General and administrative expenses increased $1.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 from $2.3 million to $3.7 million. The increase is primarily due to increases in legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees, and other professional fees.

Management Fee

Management fee expense increased by $1.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 from $1.3 to $3.2 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Performance Participation Allocation

Performance participation allocation expense increased $1.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 from $0.6 million to $2.2 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Depreciation and Amortization

Depreciation and amortization expense increased $14.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 from $3.9 million to $18.1 million. The increase is primarily due to an increase in our real estate portfolio from 94 properties as of September 30, 2024 to 224 properties as of September 30, 2025.

Other Income (Expense)

Interest Income

Interest income decreased $0.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 from $0.9 million to $0.4 million. The decrease is primarily due to a decrease in cash deposited into an interest earning money market account.

Interest Expense, net

Interest expense, net increased $14.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 from $0.5 million to $14.9 million. The increase is primarily due to borrowings on the Credit Facilities that were entered into on August 13, 2024 in addition to the Subsidiary loan entered into on September 19, 2025.

The following table sets forth the results of our operations for the nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	$
Revenue
Rental revenue	$122,461	$21,379	$101,082
Total revenue	122,461	21,379	101,082

Expenses
Organizational costs	—	3,304	(3,304)
General and administrative	10,168	5,350	4,818
Management fee	8,382	1,652	6,730
Performance participation allocation	5,368	796	4,572
Depreciation and amortization	44,460	7,285	37,175
Total expenses	68,378	18,387	49,991

Other income (expense)
Interest income	1,011	4,907	(3,896)
Interest expense, net	(33,948)	(467)	(33,481)
Total other income (expense)	(32,937)	4,440	(37,377)

Net income	$21,146	$7,432	$13,714
Net income attributable to non-controlling interests	134	—	134
Net income attributable to FNLR stockholders	$21,012	$7,432	$13,580

Revenue

Rental Revenue

Rental revenue increased $101.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 from $21.4 million to $122.5 million. The increase is primarily due to an increase in the real estate portfolio from 94 properties as of September 30, 2024 to 224 properties as of September 30, 2025.

Expenses

Organizational costs

Organizational costs decreased by $3.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 from $3.3 million to $0. The decrease is primarily due to us incurring the majority of various one-time organizational costs in 2023 and 2024.

General and Administrative Expenses

General and administrative expenses increased $4.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 from $5.4 million to $10.2 million. The increase is primarily due to increases in legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees, and other professional fees.

Management Fee

Management fee expense increased by $6.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 from $1.7 million to $8.4 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Performance Participation Allocation

Performance participation allocation expense increased $4.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 from $0.8 million to $5.4 million. The increase is primarily due to the expiration of the six month waiver in 2024.

Depreciation and Amortization

Depreciation and amortization expense increased $37.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 from $7.3 million to $44.5 million. The increase is primarily due to an increase in our real estate portfolio from 94 properties as of September 30, 2024 to 224 properties as of September 30, 2025.

Other Income (Expense)

Interest Income

Interest income decreased $3.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 from $4.9 million to $1.0 million. The decrease is primarily due to a decrease in cash deposited into an interest earning money market account.

Interest Expense, net

Interest expense, net increased $33.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 from $0.5 million to $33.9 million. The increase is primarily due to borrowings on the Credit Facilities that were entered into on August 13, 2024 in addition to the Subsidiary loan entered into on September 19, 2025.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class I, Class F-S, Class F-I, Class D-S and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2025 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$2,380,205
Intangible assets	326,590
Cash and cash equivalents	10,423
Restricted cash	53,552
Other assets	18,513
Revolving credit facility	(815,500)
Term loan	(570,031)
Subscriptions received in advance	(52,873)
Distribution payable	(7,794)
Due to affiliate	(8,539)
Other liabilities	(13,003)
Net Asset Value	$1,321,543
Number of outstanding shares/units(1)	127,164

(1)
Includes 2,493,599 of Class E shares of common stock and 690,337 of Class A units held by the Adviser and affiliates that are classified as Redeemable common stock and redeemable non-controlling interests, respectively.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares/Units	NAV Per Share/Unit
Class S(1)	$—	—	—
Class D(1)	—	—	—
Class I	91,213	8,875	$10.2777
Class F-S	149,157	14,513	$10.2775
Class F-D(1)	—	—	—
Class F-I	651,915	63,071	$10.3362
Class D-S	395,423	37,521	$10.5387
Class D-X(1)	—	—	—
Class E(2)	26,437	2,494	$10.6020
OP Units(3)	7,398	690	$10.7167
Total	$1,321,543	127,164

(1)
As of September 30, 2025, there were no Class S, Class D, Class F-D or Class D-X shares outstanding.
(2)
Class E shares are classified as Redeemable common stock. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company's control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
(3)
Includes the Class A OP Units held by the Adviser.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2025:

Property Type	Capitalization Rate
Industrial	7.33%
Retail	8.37%
Office	7.95%

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail	Office
Capitalization Rate	0.25% Decrease	+3.61%	+3.08%	+3.25%
(Weighted Average)	0.25% Increase	(3.37%)	(2.90%)	(3.05%)

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2025
Stockholder’s equity	$1,165,913
Redeemable common stock	26,437
Redeemable non-controlling interest	7,398
Total partners’ capital and redeemable non-controlling interests	1,199,748
Adjustments:
Accrued organizational and offering costs	11,962
Unrealized real estate appreciation	73,197
Accumulated depreciation and amortization under GAAP	58,488
Straight-line rent	(34,156)
Accrued shareholder servicing fee	12,304
NAV	$1,321,543

The following details the adjustments to reconcile accounting principles generally accepted in GAAP equity and total partners’ capital of the Operating Partnership to our NAV:

•
Accrued organization and offering costs: The Adviser agreed to advance certain organization and offering costs on our behalf through November 1, 2024. The Adviser is being reimbursed for such costs on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering. Under GAAP, organization costs have been accrued as a liability. For purposes of calculating NAV, such costs will be recognized as paid over the 60-month reimbursement period.
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
•
Accrued shareholder servicing fee: Under GAAP, we accrue the full cost of the shareholder servicing fee as an offering cost at the time we sell Class F-S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2025:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class D-X	Class E
January 31, 2025	$—	$—	$—	$0.0480	$—	$0.0552	$0.0552	$0.0552	$0.0552
February 28, 2025	—	—	0.0552	0.0480	—	0.0552	0.0552	0.0552	0.0552
March 31, 2025	—	—	0.0574	0.0502	—	0.0574	0.0574	0.0574	0.0574
April 30, 2025	—	—	0.0573	0.0501	—	0.0573	0.0573	—	0.0573
May 31, 2025	—	—	0.0575	0.0524	—	0.0596	0.0594	—	0.0681
June 30, 2025	—	—	0.0576	0.0525	—	0.0597	0.0596	—	0.0683
July 31, 2025	—	—	0.0576	0.0525	—	0.0597	0.0595	—	0.0683
August 31, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
September 30, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
Total	$—	$—	$0.4625	$0.4634	$—	$0.5282	$0.5275	$0.1678	$0.5711

For the nine months ended September 30, 2025, we declared distributions in the amount of $57.1 million, respectively. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the nine months ended September 30, 2025 ($ in thousands):

	Nine Months Ended September 30, 2025
Distributions	Amount	Percentage
Payable in cash	$34,098	60%
Reinvested in shares	22,982	40%
Total distribution	$57,080	100%
Sources of Distributions
Cash flows from operating activities	$57,080	100%
Other proceeds	—	0%
Total sources of distributions	$57,080	100%
Cash flows from operating activities	$58,325

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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income attributable to FNLR stockholders	$8,714	$2,130	$21,012	$7,432
Adjustments to arrive at FFO:
Depreciation and amortization	18,060	3,934	44,460	7,285
Impairment of investments in real estate	—	—	—	—
Net gain or loss from sale of real estate	—	—	—	—
Amount attributable to non-controlling interests for above adjustments	(98)	—	(241)	—
FFO attributable to FNLR stockholders	$26,676	$6,064	$65,231	$14,717

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $10.4 million and $232.0 million available under the Credit Facilities as of September 30, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $474.4 million for the nine months ended September 30, 2025. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least 12 months.

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

Capital Resources

For the nine months ended September 30, 2025, we issued and sold 46,417,670 common shares, consisting of 8,896,259 Class I shares, 11,524,671 Class F-S shares, 23,254,754 Class F-I shares, 552,437 Class D-S shares and 2,189,549 Class E shares to accredited investors in our private offering, amounting to proceeds of $474.4 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 67,171 Class E shares were issued as a payment of $0.7 million of management fees incurred. 29,155 Class E shares were also issued to the board of trustees as payment for $0.3 million compensation expense for 2024 fiscal year service. We also issued 181,062 Class A units of the Operating Partnership (the “Class A OP units”) to the Special Limited Partner as payment for $1.9 million 2024 performance participation allocation fees and 690,337 Class A OP units to the Adviser as payment for $7.3 million of management fees incurred. During the nine months ended September 30, 2025, the Company repurchased 987,343 common shares for $10.2 million.

As of September 30, 2025, we had received aggregate proceeds of $1.3 billion from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of September 30, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 126,473,894 common shares outstanding, consisting of 8,874,909 Class I shares, 14,512,917 Class F-S shares, 63,071,271 Class F-I shares, 37,521,198 Class D-S shares and 2,493,599 Class E shares.

See “Recent Developments” for information relating to our Credit Facilities.

Cash Flows

Cash flows provided by operating activities increased $38.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 from $20.3 million to $58.3 million. The increase is primarily attributable to the growth of our real estate portfolio, which increased by 130 properties for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 from 94 properties to 224 properties.

Cash flows used in investing activities increased $681.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 from $604.7 million to $1.3 billion. The increase is primarily attributable to the growth of our real estate portfolio, of which $1.2 billion was used to acquire 86 operating properties and $67.2 million was used to fund construction in progress for the five build-to-suit properties for the nine months ended September 30, 2025.

Cash flows provided by financing activities increased $566.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 from $510.9 million to $1.1 billion. The increase is primarily attributable to $638.5 million of net cash inflows from borrowings and repayments of the credit facility partially offset by a $34.3 million decrease in proceeds from the issuance of common stock and redeemable common stock and a $19.9 million increase of distributions to common shareholders for the nine months ended September 30, 2025.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2025 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Revolving Credit Facility and Term Loan Facility	$1,043,000	$—	$1,043,000	$—	$—
Subsidiary Loan	347,500	—	—	347,500	—
Advanced organizational and offering costs	12,027	736	8,836	2,454	—
Commitments	192,654	126,246	66,408	—	—
Total	$1,595,181	$126,982	$1,118,244	$349,954	$—

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

We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2025, the outstanding principal balance of our variable rate indebtedness was $1.4 billion.

The Company’s Secured Revolving Credit Facility and Term Loan Facility are indexed to secured overnight financing rate (“SOFR”). We have executed interest rate swaps with an aggregate notional amount of $310.0 million as of September 30, 2025 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the Secured Revolving Credit Facility, Term Loan Facility and Subsidiary Loan as of September 30, 2025, a 10% increase in SOFR would result in increased interest expense of $3.3 million over a 12 month period, net of the impact of our interest rate swaps.

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

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				September 30, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(342)	$—	$—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	(8)	60,000	948
Total Swaps				$310,000	$(350)	$60,000	$948

Valuation of liabilities not measured at fair value

As of September 30, 2025, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report and Part II. Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 13, 2025. As reported in the Company’s Current Report on Form 8-K, dated September 30, 2025, Joshua Pack, the Company’s Co-Chief Executive Officer and Trustee, passed away.

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

The following table sets forth shares repurchased by the Company during the three months ended September 30, 2025 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 — July 31, 2025	43,817	$10.3589	43,817	—
August 1 — August 31, 2025	201,415	$10.3163	201,415	—
September 1 — September 30, 2025	163,467	$10.3473	163,467	—
Total	408,699		408,699	—

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6 EXHIBITS

(b)
Exhibits

10.1

Loan Agreement, dated September 19, 2025, by and among FNLR Logistics LLC and FNLR Grocery LLC, each as a borrower and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on September 25, 2025)

10.2

Guaranty Agreement, dated September 19, 2025, made by FNLR OP LP, as guarantor, in favor of Bank of America, N.A. on behalf of each of the Lenders party to the Loan Agreement (filed as Exhibit 10.2 to the Company’s Current Report on September 25, 2025)

10.3	Promissory Note, dated September 19, 2025, by FNLR Logistics LLC and FNLR Grocery LLC, each as a borrower (filed as Exhibit 10.3 to the Company’s Current Report on September 25, 2025)
31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**
The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer