Form 10-K
period 2025-12-31
Fortress Net Lease REIT
filed 2026-03-26
CIK 1966394

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 26, 2026, the issuer had the following common shares of beneficial interest outstanding: 4,219,303 Class S shares, 18,998,006 Class I shares, 25,608,395 Class F-S shares, 72,754,383 Class F-I shares, 37,583,680 Class D-S shares and 2,581,895 Class E shares.

Documents Incorporated by Reference: None.

Form 10-K

Year Ended December 31, 2025

USE OF CERTAIN DEFINED TERMS

In this annual report on Form 10-K (this “Annual Report”), the following terms shall have the meanings set forth below, except where the context suggests otherwise:

•
“we,” “us,” “our,” “FNLR,” and the “Company” refer to Fortress Net Lease REIT, together with its consolidated subsidiaries;
•
“Adviser” refers to FNLR Management LLC, a Delaware limited company, and wholly-owned subsidiary of “FIG LLC,” a wholly-owned subsidiary of Fortress;
•
“Dealer Manager” refers to Fortress Wealth Solutions LLC;
•
“Fortress” refers to Fortress Investment Group LLC, a Delaware limited liability company;
•
“Fortress Affiliates” means all of Fortress’s affiliates, partners, members, shareholders, officers, directors and employees. Except where otherwise specifically stated herein, Fortress Affiliates does not include the indirect owner(s) of Fortress, and any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress (the “Fortress Owner Group”);
•
“Fortress Managed Accounts” means investment companies, pooled investment vehicles and/or other accounts (including accounts of institutional clients, pension plans, co-investment vehicles and certain high net worth individuals) that the Adviser and its affiliates manage assets for, or may in the future manage assets for. Except where otherwise specifically stated herein, Fortress Managed Accounts does not include funds and accounts managed by a member of the Fortress Owner Group;
•
“GAAP” means generally accepted accounting principles in the United States;
•
“Initial Share Maximum Amount” means up to $300.0 million in our private offering, which the Company reserves the right to increase at its discretion, in any combination of Class F-S shares, Class F-D shares, Class F-I shares, Class B shares, Class C shares and Class D shares;
•
“Initial Share Offering Period” means the period from the commencement of our private offering until we accept subscriptions for the Initial Share Maximum Amount. The Initial Share Offering Period ended as of February 1, 2024;
•
“Operating Partnership” refers to FNLR OP LP, a Delaware limited partnership, a subsidiary of the Company;
•
“Operating Partnership Agreement” refers to the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated November 15, 2024, as amended or restated from time to time;
•
“shareholders” refers to holders of our common shares of beneficial interest, par value $0.01 per share (the “shares” or “common shares”). The Company has offered or is offering nine class of common shares to the investors: Class S (“Class S” or the “Class S shares”), Class D (“Class D” or the “Class D shares”), Class I (“Class I” or the “Class I shares”), Class F-S (“Class F-S” or the “Class F-S shares”), Class F-D (“Class F-D” or the “Class F-D shares”), Class F-I (“Class F-I” or the “Class F-I shares”), Class D-S (“Class D-S” or the “Class D-S shares”), Class D-X (“Class D-X” or the “Class D-X shares”) and Class E (“Class E” or the “Class E shares”) (each a “class”). References to “Class F-I X” and “Class B-X” represent Class F-I and Class B shares, respectively, that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in our annual report on Form 10-K for the year ended December 31, 2024. As of December 31, 2025, there were no Class F-I X, Class B or Class B-X shares outstanding. All Class F-I X, Class B and Class B-X shares were automatically converted into Class F-I shares. References to “Class D-X” represents Class D-S shares (formerly named Class D shares) that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in this Annual Report. As of December 31, 2025, there were no Class D-X shares outstanding. All Class D-X shares were automatically converted into Class D-S shares.

Pursuant to such fee waiver: (i) the Adviser waived the management fee for six months for certain investors measured from the applicable Issuance Date; and (ii) FNLR SLP LLC, the special limited partner of the Operating Partnership, has waived the performance participation for six months for certain investors measured from the applicable Issuance Date; and
•
“Special Limited Partner” refers to FNLR SLP LLC, a Delaware limited liability company and the special limited partner of the Operating Partnership.

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
•
actual and potential conflicts of interest with the Adviser or any of its affiliates;
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
•
risks associated with our relationship with Fortress and the Adviser; and
•
changes to United States federal income tax laws.

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

•
We are subject to risks related to the ownership of commercial real estate that affect the performance and value of our properties, including but not limited to risks with respect to the creditworthiness of underlying tenants.
•
We have limited opportunities to increase rents under our long-term leases with tenants.
•
We may be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
•
We face risks associated with the deployment of our capital.
•
We may be unable to successfully integrate new investments and manage our growth.
•
The valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in.
•
We may be adversely affected by economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which our properties are geographically concentrated.
•
We are subject to certain risks related to incurring contingent liabilities in connection with investments, including the assumption by us of default risk or other third-party risks.
•
Inflation may materially and adversely affect us and our tenants.
•
We are subject to certain risks associated with the management of our properties.
•
We may face risks associated with options, including losing our entire investment due to the volatility of the underlying security or currency.
•
Our business and operations could suffer in the event of system failures or cybersecurity breaches.
•
Our access to external sources of capital is subject to factors outside of our control.
•
The agreements governing our indebtedness may place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.
•
Compliance or failure to comply with regulatory requirements could result in substantial costs.

Risks Related to Our Relationship with Fortress, Our Adviser and the Management Agreement

•
We depend on the Adviser to select our investments and otherwise conduct our business.
•
We pay incentive and management fees and other expenses to our Adviser and the Special Limited Partner, which payments increase the risk that you will not earn a profit on your investment.

•
There are conflicts of interest in our relationships with our Adviser, which could result in outcomes that are not in our best interests.
•
The Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Fortress over us, which may result in conflicts of interest that could be harmful to us.
•
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

Risks Related to Our Organization and Structure

•
Our shareholders generally have limited voting rights.
•
Our Declaration of Trust and Bylaws contain provisions that may delay, defer or prevent an acquisition of our shares or a change of control and that provide Fortress with substantial control of us.
•
Conflicts of interest could arise between the interests of our shareholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our shareholders.

Risks Related to Tax Laws and Regulations

•
We may fail to qualify as a REIT.
•
REIT distribution requirements limit our available cash.
•
Complying with REIT requirements may cause us to forgo otherwise attractive business opportunities.

Risks Related to Ownership of Our Shares

•
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
•
The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future.
•
Our use of Operating Partnership units as consideration to acquire properties could result in shareholder dilution or limit our ability to sell such properties.
•
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
•
The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
•
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

ITEM 1. BUSINESS

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

Fortress

Fortress Investment Group LLC, a Delaware limited liability company and an affiliate of the Adviser, is a leading global investment management firm. Fortress offers a range of alternative investment strategies, including private equity for institutional and private investors around the world. As of September 30, 2025, Fortress had approximately $54 billion of assets under management. Fortress is co-headquartered in New York and Dallas, and has offices in Abu Dhabi, Atlanta, Greenwich, Hong Kong, London, Los Angeles, Madrid, Menlo Park, Rome, Sydney and Tokyo.

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

Investment Strategies

Our strategy has been carefully developed based on Fortress’s more than 20-year track record of generating attractive risk-adjusted yields, as well as preserving and growing investors’ capital, while providing a steady stream of cash flow to pay regular cash distributions to our shareholders. We believe that Fortress’s extensive experience, including investing through various economic cycles, will provide our Adviser with a more informed understanding of various investment strategies appropriate for specific cycles, not just during a bull market, which we believe provides us with a competitive advantage. Our investments include land, building and leasehold interests in the United States primarily and are expected to include investments in other jurisdictions as we see fit. We seek to invest in any and all commercial property types, including retail, office, industrial and any other specialized use assets. These investments could be part of a sale-leaseback transaction directly with tenants, through a “build-to-suit” property transaction with prospective tenants and/or by purchasing the assets with leases already in place. We consider asset, tenant and geographic concentrations while retaining the flexibility to invest as we consider appropriate to generate attractive risk-adjusted yields as well as preserve and grow investors’ capital. We intend to primarily focus on acquiring assets with five years or more in remaining weighted average lease terms that are leased to a single tenant. From time to time, we may acquire assets with lease durations shorter than five years if we believe that the leases can be extended on or prior to, or that the assets can be re-let to an acceptable tenant upon, lease maturity or may acquire assets that are leased to multiple tenants. We may invest on a standalone basis and may co-invest in transactions with affiliates of Fortress or third parties.

We utilize our Adviser’s extensive sourcing platform to originate transactions. We seek to establish long-term relationships with our tenants which often lead to repeat transactions. Additionally, our Adviser has access to over 1,000 active relationships through the broader Fortress Credit Team and many more historic relationships Fortress has built and cultivated over its more than 20-year history. Fortress Credit Team is a recognized leader in the private lending and alternative investments space. As of December 31, 2024, the Fortress Credit Team has a global team of approximately 670 people, with expertise in numerous industries. These relationships come with considerable goodwill that we believe will enable us to source off-market opportunities not available to our peers.

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

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2023. A REIT is a company that derives most of its income from real property or real estate mortgages and has elected to be subject to tax as a REIT. If a corporation elects to be subject to tax as a REIT and qualifies as a REIT, it will generally not be subject to U.S. federal corporate income taxes on income that it currently distributes to its shareholders. A company’s qualification as a REIT depends on its ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels to its shareholders, and the concentration of ownership of its capital stock.

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

Services

Under the terms of the Management Agreement, the Adviser is responsible for the following:

•
determining the composition of the Company’s and Operating Partnership’s portfolio, the nature and timing of the changes to the Company’s and Operating Partnership’s portfolios and the manner of implementing such changes;
•
making investment decisions for the Company and Operating Partnership, including negotiating the terms of investments in, and dispositions of, real estate, portfolio securities and other instruments on its behalf;
•
monitoring the Company’s and Operating Partnership’s investments;
•
engaging and supervising, on the Company’s and Operating Partnership’s behalf, agents and service providers to assist in making and managing the Company’s and Operating Partnership’s investments;
•
determining valuations of real estate and real estate-related assets held by the Company and Operating Partnership;
•
performing due diligence on prospective portfolio investments;
•
recommending the appropriate level of leverage and debt financing;
•
exercising voting rights in respect of portfolio securities and other investments for the Company and Operating Partnership;
•
serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s and Operating Partnership’s portfolio investments;
•
providing risk management and tax services with respect to the Company’s and the Operating Partnership’s investments; and
•
providing the Company and Operating Partnership with such other investment advisory and related services as the Company and Operating Partnership may, from time to time, reasonably require for the investment of capital.

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

Without payment of penalty, the Company may terminate the Management Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the board of trustees. In addition, without payment of penalty, the Adviser may generally terminate the Management Agreement upon 60 days’ written notice. Notwithstanding the foregoing rights to terminate the Management Agreement, certain provisions relating to the duties of, and payments to, the Adviser, indemnification by the Company and the Operating Partnership, non-solicitation and miscellaneous considerations, will survive the termination of the Management Agreement.

For a discussion of the Adviser’s compensation and expense reimbursement, see “—Compensation of the Adviser and Expense Reimbursement.” For additional discussion of company expenses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended 2025 Highlights—Expenses.”

Compensation of the Adviser and Expense Reimbursement

Management Fee

As compensation for its services provided pursuant to the Management Agreement, we pay the Adviser, for Class S investors, Class D investors and Class I investors, a management fee equal to 1.25% of NAV per annum payable monthly, and Class F-S investors, Class F-D investors, Class F-I investors, Class D-S investors and Class E investors, a management fee equal to 1.00% of NAV per annum payable monthly. However, the management fee paid to the Adviser in respect of any Class F-S shares, Class F-D shares, Class F-I shares, Class B shares, Class C shares, Class D-S shares and Class E shares that were purchased by a shareholder during the Initial Share Offering Period (including any such shares issued pursuant to our distribution reinvestment plan during the Initial Share Offering Period and any Class B shares or Class C shares that were converted into Class F-I shares or Class D-S shares) (collectively, the “Waiver Eligible Shares”) was waived for six months by the Adviser (measured, in respect of each such shareholder and such shareholder’s Waiver Eligible Shares, regardless of whether any such shares were purchased on different days, from the later of (i) the day on which such shareholder first purchased any such shares for cash and (ii) if applicable, the day on which such shares were released from escrow (and not, for the avoidance of doubt, from the day on which any such shares may have been (x) issued pursuant to our distribution reinvestment plan, (y) received in connection with a conversion or exchange of other shares or (z) later acquired); such later date in respect of any investor, the “Issuance Date”); provided, that with respect to any shareholder who subscribed for shares during the Initial Share Offering Period pursuant to a subscription agreement that may be drawn down in one or more closings at the Company’s discretion, the “Issuance Date” for purposes of the six month fee waiver shall be measured, in respect of each Waiver Eligible Shares issued pursuant to such subscription agreement, from the day on which such Waiver Eligible Share is issued to such shareholder. As of December 31, 2025, there were no Waiver Eligible Shares outstanding. In addition, the management fee paid to the Adviser in respect of any Class E shares will be waived by the Adviser for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes (i.e., a REIT that is required to file annual and periodic reports with the SEC under the Exchange Act) (a “Publicly Offered REIT”). Any management fee shall be calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of our shares.

Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us or any class of Operating Partnership units as determined by us, as sole member of the general partner of the Operating Partnership, our Operating Partnership will pay the Adviser, for Class S units, Class D units and Class I units, a management fee equal to 1.25% of the NAV per annum payable monthly, and for Class F-S units, Class F-D units, Class F-I units, Class D-S units and Class E units, a management fee equal to 1.00% of NAV per annum payable monthly, in each case attributable to such Operating Partnership units not held by us. However, the management fee paid to the Adviser in respect of any Class F-S units, Class F-D units, Class F-I units, Class D-S units and Class E units that were issued to parties other than us during the Initial Share Offering Period (including any such Operating Partnership units issued pursuant to our distribution reinvestment plan during the Initial Share Offering Period and any Class B units or Class C units that were converted into Class F-I units or Class D-S units) (collectively, the “Waiver Eligible Units”) was waived for six months by the Adviser (measured, in respect of each such unitholder and such unitholder’s Waiver Eligible Units, regardless of whether any such Operating Partnership units were issued on different days, from the day on which such unitholder was first issued any such Operating Partnership units for cash (and not, for the avoidance of doubt, from the day on which any such Operating Partnership units may have been (x) issued pursuant to our distribution reinvestment plan, (y) received in connection with a conversion or exchange of other Operating Partnership units or shares or (z) later acquired); such date in respect of any unitholder, the “OP Unit Issuance Date”). As of December 31, 2025, there were no Waiver Eligible Units outstanding. In addition, the management fee paid to the Adviser in respect of any Class E units will be waived by the Adviser for so long as we qualify as a Publicly Offered REIT.

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

Performance Allocation

So long as the Management Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from (i) Class S units, Class D units and Class I units of the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up (each such term as defined below), and (ii) the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership equal to 10% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up. Total Return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. However, the performance participation interest to the Special Limited Partner in respect of any Waiver Eligible Units was waived for six months by the Special Limited Partner (measured, in respect of each limited partner and such limited partner’s Waiver Eligible Units, from the applicable OP Unit Issuance Date and, in respect of any Waiver Eligible Units held by us, either directly or through the general partner of the Operating Partnership, in a manner consistent with the calculation of the six month period that was applicable to the corresponding Waiver Eligible Shares that were attributable to such Waiver Eligible Units). As of December 31, 2025, there were no Waiver Eligible Units outstanding. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of the Operating Partnership will be waived by the Special Limited Partner so long as we qualify as a Publicly Offered REIT. Such allocation will be measured on a calendar year basis, made annually and accrued monthly. The Special Limited Partner will not hold a performance participation interest with respect to Class A units or Class D-S units of the Operating Partnership.

Specifically, the Special Limited Partner in the aggregate will be allocated a performance participation in an amount equal to:

•
First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (as defined herein) (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% (in the case of the Class S units, Class D units and Class I units of the Operating Partnership) or 10% (in the case of the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership), as applicable, of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and
•
Second, to the extent there are remaining Excess Profits, 12.5% (in the case of the Class S units, Class D units and Class I units of the Operating Partnership) or 10% (in the case of the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership), as applicable, of such remaining Excess Profits. “Total Return” for any period since the end of the prior calendar year shall equal the sum of:
•
all distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year plus
•
the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any accrual to the performance participation interest and (z) applicable ongoing servicing fee expenses (including any payments made to us for payment of such expenses).

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

The following tables summarize performance allocation and management fee accrued during the year ended December 31, 2025 ($ in thousands):

Year Ended December 31, 2025
Performance participation allocation	$8,431
Management fee	12,072
Total	$20,503

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

Each class of units, other than the Class A units, may be subject to a management fee as described under “—Compensation of the Adviser and Expense Reimbursement—Management Fee” and each class of units, other than the Class A units and Class D-S units, may be subject to a performance participation allocation as described under “—Compensation of the Adviser and Expense Reimbursement—Performance Allocation.”

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

Special Limited Partner Interest

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from (i) the Class S units, Class D units and Class I units of the Operating Partnership equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up, and (ii) the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership equal to 10% of the Total Return, subject to a 5% Hurdle Amount and a High Water Mark, with a Catch-Up. However, the performance participation interest to the Special Limited Partner in respect of any Waiver Eligible Units was waived for six months by the Special Limited Partner (measured, in respect of each limited partner and such limited partner’s Waiver Eligible Units, from the applicable OP Unit Issuance Date, and, in respect of any Waiver Eligible Units held by us, either directly or through the general partner of the Operating Partnership, in a manner consistent with the calculation of the six month period that was applicable to the corresponding Waiver Eligible Shares that were attributable to such Waiver Eligible Units). As of December 31, 2025, there were no Waiver Eligible Units outstanding. In addition, the performance participation interest to the Special Limited Partner with respect to Class E units will be waived by the Special Limited Partner for so long as we qualify as a Publicly Offered REIT. Such allocation will be measured on a calendar year basis, made annually and accrued monthly. The Special Limited Partner will not hold a performance participation interest with respect to Class A units or Class D-S units of the Operating Partnership. Distributions on the Special Limited Partner’s performance participation allocation may be payable in cash, Class E shares or Class A units at the election of the Special Limited Partner. See “—Compensation of the Adviser and Expense Reimbursement—Performance Allocation” for more information.

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

Investment Company Act Considerations

We engage primarily in the business of investing in real estate and conduct our operations, directly and through wholly or majority-owned subsidiaries, so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. A company is an “investment company” under the Investment Company Act:

•
under Section 3(a)(1)(A), if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•
under Section 3(a)(1)(C), if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We acquire real estate and real estate-related assets (whether in the form of debt or equity) directly, primarily by acquiring fee interests in real property. We also will invest in real property indirectly through investments in joint venture entities, including joint venture entities in which we do not own a controlling interest and joint venture entities in which affiliated accounts may invest. We will conduct our businesses primarily through the Operating Partnership, a majority-owned subsidiary, and expect to establish other direct or indirect majority-owned subsidiaries to hold particular assets.

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

For purposes of determining whether we satisfy the 55%/25% test noted above, based on certain no-action letters issued by the SEC and its staff, we classify our fee interests in real property, held by us directly or through our wholly-owned or majority-owned subsidiaries, as qualifying assets. In addition, based on no-action letters issued by the SEC and its staff, we treat our investments in any joint ventures that, in turn, invest in qualifying assets such as real property, as qualifying assets, but only if we are active in the management and operation of the joint venture and have the right to approve major decisions by the joint venture; otherwise, they will be classified as real estate-related assets. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Fortress Managed Accounts. We expect that no less than 55% of our assets will consist of investments in real property, including any joint ventures that we control or in which we share control.

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

The Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S. businesses or disposing of certain investments in U.S. businesses based on national security concerns (including, for example, a site’s proximity to sensitive U.S. government or military installations, tenants that are sensitive for national security purposes, and other factors). If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

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

As of December 31, 2025, we issued and sold 145,448,949 common shares in the private offering to accredited investors (consisting of 14,670 Class S shares, 12,842,095 Class I shares, 24,311,883 Class F-S shares, 68,237,184 Class F-I shares, 37,527,819 Class D-S shares and 2,515,299 Class E shares).

Subsequent to December 31, 2025, we issued and sold 16,609,907 common shares in the private offering to accredited investors (consisting of 4,204,633 Class S shares, 6,194,123 Class I shares, 1,355,058 Class F-S shares, 4,655,274 Class F-I shares, 191,516 Class D-S shares and 9,303 Class E shares).

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

ITEM 1A. RISK FACTORS

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

Factors beyond our control can affect the performance and value of our properties and may cause the performance and value of our properties to decline. Our core business is to invest in net leased assets, primarily to single tenants, either individually or as a portfolio. The investments may include a combination of land, building and/or leasehold interests, primarily in the United States. However, we may invest in other jurisdictions as our Adviser deems appropriate. We will seek to invest in any and all commercial property types, including retail, office, industrial and any other specialized use assets. These investments could be originated as part of a sale-leaseback transaction directly with tenants, through a “build-to-suit” property transaction with prospective tenants (in which we develop assets to suit the needs of prospective tenants that are either net-leased at the start of construction or net-leased shortly after completion of construction) and/or by purchasing the assets with leases already in place.

Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•
inability to collect rents from tenants due to financial hardship, including bankruptcy or insolvency;
•
changes in local real estate conditions in the markets where our properties are located, including real estate taxes and the availability and demand for the properties we own;
•
changes in trends and preferences among consumers and tenants that affect the demand for products and services offered by our tenants or reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;
•
adverse changes in the general economic climate or in international, national, regional and local economic conditions;
•
inability to renew leases, lease vacant space or re-let space upon expiration or termination of existing leases thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations;
•
environmental risks, including the presence of hazardous or toxic substances on our properties;
•
environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established;
•
the subjectivity of real estate valuations and decreases in such valuations over time;
•
illiquidity of real estate investments, which may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions;
•
changes in operating costs and expenses or energy, labor and supply shortages;
•
changes in governmental laws and regulations, zoning or other local regulatory restrictions, fiscal policies or other factors pertaining to local government institutions and the related costs of compliance which inhibit interest in the markets in which our properties are located;
•
negative changes in interest rates and the availability of financing;
•
significant liquidated damages, loss of deposits or other financial or governance penalties if we fail to consummate transactions or fail to fund capital commitments contemplated by any agreements we make;
•
successor liability for investments in existing entities (e.g., buying out a distressed partner or acquiring an interest in an entity that owns a real property);

•
competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;
•
acts of God, including natural disasters (such as hurricanes, flooding, wildfires, volcanic eruptions and earthquakes) and public health crises, which may result in uninsured losses; and
•
strikes, riots, social or civil unrest, or acts of war (declared and undeclared) or terrorism, including consequences of such activities.

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

We may be limited in the number and type of investments we make and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.

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

Our data centers may not be suitable for re-leasing without significant expenditures or renovations.

Because many of our data centers contain tenant improvements installed at our tenants’ expense, they may be better suited for a specific data center user or technology industry tenants and could require significant modification in order for us to re-lease vacant space to another data center user or technology industry tenants. The tenant improvements may also become outdated or obsolete as the result of technological change, the passage of time or other factors.

Although our data centers have a weighted average lease term of 16.49 years, we may need to re-lease the data centers upon the expiration of the lease term or for any other reasons. If we need to re-lease our data centers, we may be required to invest significant amounts or offer significant discounts to tenants in order to lease or re-lease that space, either of which could adversely affect our financial and operating results.

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

Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where our properties are concentrated. A recession, slowdown and/or sustained downturn in the U.S. real estate market and the markets in which our tenants operate would have a pronounced impact on us, the value of our assets and our profitability. Reduction in consumer or corporate spending could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our primary business is to lease properties. When individuals and companies purchase and produce fewer goods, our tenants have less demand for our properties. We could also be materially and adversely affected by any overall weakening of, or disruptions in, the financial markets. Specific risks related to adverse economic conditions, among others, may include:

•
increased re-leasing exposure, which may require tenant concessions or reduced rental rates, or the inability to capture increased rental rates upon the expiration of below-market leases;
•
increased levels of tenant defaults under, or non-renewals of, leases; and
•
volatility and uncertainty in equity and credit markets or reduced access to credit that may restrict our ability to access additional financing for our capital needs, including expansion, acquisition activities, refinancing and other purposes, on favorable terms or at all.

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

Various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the conflict between Russia and Ukraine, the ongoing and developing conflicts in the Middle East, the recent U.S. military action in Venezuela and Iran and other developing conflicts, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, other government actions, including sanctions, export controls, tariffs and trade wars, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Since the inauguration of U.S. President Donald Trump in January 2025, the U.S. Government has announced tariff actions against certain imported goods, and has issued an “America First Trade Policy” memorandum that could lead to additional tariff and trade measures. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials, it could have a material adverse impact on our business, financial condition, and results of operations. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.

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

The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-lease the property.

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

We are permitted to acquire direct or indirect interests in underdeveloped real property (which could be non-income producing), and properties in which we invest may require construction and/or renovation in order to meet tenant needs. To the extent that we invest in such assets, it will be subject to the risks normally associated with such assets and construction activities, including the possibility of construction cost overruns and delays due to various factors (including inclement weather, labor or material shortages, the unavailability of construction and permanent financing and timely receipt of zoning and other regulatory approvals), the availability of both construction and permanent financing on favorable terms and market or site deterioration after acquisition. Any unanticipated delays or expenses could have an adverse effect on our operations and financial condition. Properties under construction or renovation are likely to receive little or no cash flow from the date of acquisition through the date of completion of such work and would likely continue to experience operating deficits after the date of completion. In addition, market conditions could change during the course of construction that make such construction less attractive than at the time it was commenced.

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

The already challenged economic and political environment in Europe may be adversely affected by events outside our control, such as changes in government policies, European Union (the “EU”) directives in the credit sector and other areas and resulting increase in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting Europe and/or other areas abroad and taxation and other political, economic or social developments in or affecting Europe. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels. The implementation of these policies may restrict economic recovery. Against a background of increasing unease over the macro/financial implications of sizeable fiscal imbalances, investors have reduced their investment in many Eurozone countries. Continued reduction in investment flows may restrict economic recovery. Due to the uncertainty regarding the success of any austerity measures and reforms, new taxes may be imposed on us and existing taxes may be increased. There can be no assurance that such government intervention, political instability or additional taxes will not have an adverse effect on our returns.

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

Given that Fortress and the Company qualify as “foreign persons” for purposes of the CFIUS Regulations, certain investments made by the Company may be subject to review under CFIUS Regulations.

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

We may invest significantly in non-controlling preferred equity positions, common equity and other real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equity holders will indirectly bear. Issuers of real estate-related common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in “—Risks Related to Our Business and Operations.”

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

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for the favorable tax treatment accorded to REITs.

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

Rising inflation may materially and adversely affect us and our tenants. Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the construction and/or operation of real estate properties. The market value of our investments could potentially decline in value in times of higher inflation rates. Some of our investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, although inflation could affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.

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

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, including information that we collect and store in our data centers, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. As a result of the emergence of new technologies, such as artificial intelligence (“AI”), cybersecurity attacks and other security threats have also become increasingly complex. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our tenants and investors generally, loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.

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

Our business and operations could be adversely affected by developments in artificial intelligence.

We may incorporate, directly or through third-party vendors, the use of AI into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. Notwithstanding any preventative policies that aim to restrict or govern the use of AI, it is possible that they may be used in contravention of such policies or otherwise misused, and the data and/or outputs of AI could be inaccurate or otherwise flawed or inadequate. It is also possible that use of AI could result in the input of confidential information, and such information subsequently being exposed to other parties, and may be more susceptible to and increase the likelihood of cybersecurity incidents and threats. Such occurrences and events may affect use and reliance on AI, including by organizations connected to us and investments by us and our affiliates, and adversely affect us. Any such developments could impede business activities, strategies, or industries that relied on products or services that AI has caused to be noncompetitive or obsolete, including those of organizations connected to us and investments by us and our affiliates.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI efficiently and effectively.

AI and its current and potential future applications, as well as the legal and regulatory frameworks in which they operate, continue to develop, and it is not possible to predict the full extent of current or future risks related thereto or the impact or risk of such evolving technology on our business at this time.

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

Misconduct by employees of the Adviser or its affiliates or by our third-party service providers could cause us significant losses. Employee misconduct may include binding us to transactions that present unacceptable risks and unauthorized activities or concealing unsuccessful activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including failing to record transactions or improperly performing custodial, administrative and other responsibilities. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects. There can be no assurance that the measures that we, the Adviser and its affiliates expect to implement to prevent and detect employee misconduct and to select reliable third-party providers will be effective in all cases.

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

Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:

•
general market conditions;
•
the market’s perception of our growth potential;
•
our current debt levels;
•
our current and expected future earnings;
•
our cash flow and dividends; and
•
the NAV of our shares.

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

When such impairment indicators exist, we review an estimate of the future undiscounted net property cash flows expected to result from the real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future rental rates and occupancy, trends and prospects, leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the net carrying value of a real estate investment, an impairment loss is recorded to the extent that the net carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated future cash flows is highly subjective and is based on numerous assumptions, including future occupancy, rental rates, property operating expenses, capital requirements and estimated holding periods. These assumptions could differ materially from actual results in future periods. A worsening real estate market may cause us to re-evaluate the assumptions used in our impairment analysis. Impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.

There are additional risks associated with sale-leaseback transactions.

We invest in sale-leaseback transactions, whereby we lease the properties we purchase back to the sellers of such properties. A transaction structured as a sale-leaseback could be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect us from a business and financial perspective. If the sale-leaseback were re-characterized as a financing, we may not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with respect to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to shareholders. Any sale-leaseback transaction could also be re-characterized as a financing transaction or a loan for U.S. federal income tax purposes, in which case characterization of the transaction for REIT testing purposes and deductions relating to such property could be affected.

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

Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:

•
fluctuations in our net assets;
•
we may be required to dedicate a substantial portion of our cash flow (including capital contributions) to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends (and investors may be allocated income in excess of cash available for distribution), including those necessary to maintain our REIT qualification, or to use for other purposes;
•
we may be unable to sell assets (including assets held by any investment vehicle) that are pledged to secure an indebtedness;
•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;
•
we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•
we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;
•
we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans (and in such circumstances the recovery we receive may be significantly diminished as compared to our expected return of such property investment); and
•
during the term of any indebtedness, our returns may be materially reduced by increased costs attributable to regulatory changes, including a possible gross-up for taxes.

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

The agreements governing our indebtedness, including the mortgages on our properties and on certain equity interests in certain property-owning subsidiaries and the mortgages on properties or equity interests that we may incur in the future may contain covenants that place restrictions on us and our subsidiaries. Risks related to these covenants would also apply to agreements governing future indebtedness. These covenants may restrict, among other things, our and our subsidiaries’ ability to:

•
incur additional indebtedness (including guarantee obligations);
•
incur liens;
•
engage in certain fundamental changes, including changes in the nature of the business, mergers, liquidations and dissolutions;
•
sell assets;
•
pay dividends and make share repurchases and redemptions (with exceptions for customary REIT distributions and certain payments to be made with the proceeds of a qualified initial public offering);
•
make acquisitions, investments, loans and advances;
•
pay certain subordinated indebtedness;
•
modify the terms of organizational documents;
•
engage in certain transactions with affiliates; and
•
enter into negative pledge clauses and clauses restricting subsidiary distributions.

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

Certain exculpation provisions contained in the agreements we have entered into may limit the rights of action otherwise available to us or our investors against certain persons identified under such agreements absent such limitations. We are also responsible for indemnifying such indemnified persons for any losses incurred by them except to the extent such persons fail to meet the applicable standard of conduct set forth in such agreements. Liabilities arising from such indemnification obligations may be material. Any such indemnification obligations would be payable out of our assets and/or return of distributions previously made to investors.

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

We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate underlying an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.

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

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know the impact of them.

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

Fortress and certain Fortress Affiliates may provide a broad range of financial services to companies that may be tenants of the Company, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payments received by Fortress or such Fortress Affiliate for providing these services will not be shared with the Company and may be received before the Company realizes a return on its investment. In addition, the Company may enter into sale-leaseback transactions with companies to which other Fortress Managed Accounts provide debt financing or in which they hold a minority interest. Additionally, Fortress and certain Fortress Affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and recommendations to the Company, on the other hand, and could, in certain instances, have an incentive not to pursue actions against a company that would be in the Company’s best interest.

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

C-corporations are generally required to pay U.S. federal income tax on earnings. After tax earnings are then available for shareholder dividends. The maximum U.S. federal tax rate applicable to income from “qualified dividends” payable to United States shareholders that are individuals, trusts, or estates is currently 20%, plus the 3.8% Medicare investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, shareholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction will generally cause the maximum tax rate for ordinary dividends from REITs to such shareholders to be 29.6%, plus the 3.8% Medicare investment tax surcharge.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests; provided that certain requirements are met. To the extent that we fail to properly identify such transactions as hedges, or enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be limited in our ability to use advantageous hedging techniques, and we may implement those hedges through a TRS or other corporate entity, the income from which may be subject to U.S. federal income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT gross income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.

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

•
our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our operations are highly dependent on the information systems and technology of Fortress, the indirect affiliate of our Adviser, which has implemented a cybersecurity management program. Below are details Fortress has provided to us regarding its cybersecurity program that are relevant to us. The Company uses Fortress's cybersecurity program to assess, identify and manage material cybersecurity risks affecting the Company and its operations.

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

Fortress has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Fortress’s cybersecurity program is managed by Fortress’s Chief Information Security Officer and Fortress’s Chief Information and Technology Officer (together, “Fortress IT Management”), who report to Fortress’s Chief Financial Officer. Fortress IT Management and their team are responsible for implementing Fortress’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Fortress’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Fortress’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Fortress’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.

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

Governance and Oversight of Cybersecurity Risks

Fortress has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Fortress’s Enterprise Security Steering Committee (the “ESSC”), a cross-functional management committee that includes its General Counsel, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Chief Human Resources Officer and Fortress IT Management. The ESSC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.

Fortress’s cybersecurity program, which is overseen by the ESSC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Fortress’s Chief Information and Technology Officer, who has over 30 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Fortress’s Chief Information Security Officer, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The ESSC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Fortress’s cybersecurity program.

The Company’s board of trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to an audit committee of the board of trustees (the “Audit Committee”). The Company’s CFO periodically reports to the Audit Committee as well as the full board of trustees as appropriate, on cybersecurity matters. Such reporting includes updates on Fortress’s cybersecurity program, the external threat environment and Fortress’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Fortress’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

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

ITEM 2. PROPERTIES

Our principal office is located at 1345 Avenue of the Americas, New York, NY 10105. As part of the Management Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business. For an overview of our real estate investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended 2025 Highlights—Overall Portfolio.”

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public market for our shares currently, nor can we give any assurance that one will develop. Our outstanding shares are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. See “—Recent Sales of Unregistered Securities” for more information.

Offering of Common Shares

Subscriptions to purchase our common shares may be made on an ongoing basis, but investors may only purchase our common shares pursuant to accepted subscription orders as of the first business day of each month (based on the prior month’s transaction price), and to be accepted, a subscription request must be received in good order at least five business days prior to the first business day of the month (unless waived by the Dealer Manager). A subscription order may be canceled at any time before the time it has been accepted. As of December 31, 2025, we have received aggregate proceeds of $1.5 billion from the sale of our common shares.

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

The following table presents our monthly NAV per share for each class of our common shares for the period of September 28, 2023 (Inception) through December 31, 2025:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class F-I X(1)	Class B-X(1)	Class C(2)	Class D-S(3)	Class D-X(1)	Class E(4)
November 30, 2023(5)	$—	$—	$—	$—	$—	$—	$10.0099	$10.0099	$10.0099	$—	$—	$10.0099
December 31, 2024	$—	$—	$—	$—	$—	$—	$10.0125	$10.0038	$10.0076	$—	$—	$10.0130
January 31, 2024	$—	$—	$—	$—	$—	$—	$10.0282	$10.0226	$10.0237	$—	$10.0259	$10.0291
February 29, 2024	$—	$—	$—	$—	$—	$—	$10.0493	$10.0344	$10.0424	$—	$10.0431	$10.0517
March 31, 2024	$—	$—	$—	$—	$—	$10.0433	$10.0645	$10.0495	$—	$—	$10.0566	$10.0661
April 30, 2024	$—	$—	$—	$—	$—	$10.0313	$10.0715	$10.0565	$—	$10.0622	$10.0622	$10.0724
May 31, 2024	$—	$—	$—	$—	$—	$10.0301	$10.0803	$—	$—	$10.0624	$10.0709	$10.0810
June 30, 2024	$—	$—	$—	$—	$—	$10.0299	$10.0938	$—	$—	$10.0676	$10.0844	$10.0941
July 31, 2024	$—	$—	$—	$—	$—	$10.0338	$10.1123	$—	$—	$10.0774	$10.1024	$10.1114
August 31, 2024	$—	$—	$—	$—	$—	$10.0427	$—	$—	$—	$10.0932	$10.1265	$10.1342
September 30, 2024	$—	$—	$—	$10.0989	$—	$10.1098	$—	$—	$—	$10.1719	$10.2121	$10.2188
October 31, 2024	$—	$—	$—	$10.1055	$—	$10.1422	$—	$—	$—	$10.2240	$10.2595	$10.2695
November 30, 2024	$—	$—	$—	$10.1055	$—	$10.1481	$—	$—	$—	$10.2416	$10.2859	$10.2695
December 31, 2024	$—	$—	$—	$10.1525	$—	$10.1894	$—	$—	$—	$10.2950	$10.3486	$10.3499
January 31, 2025	$—	$—	$—	$10.1611	$—	$10.2062	$—	$—	$—	$10.3269	$10.3898	$10.3839
February 28, 2025	$—	$—	$10.2038	$10.1772	$—	$10.2237	$—	$—	$—	$10.3542	$10.4257	$10.4176
March 31, 2025	$—	$—	$10.1931	$10.1760	$—	$10.2245	$—	$—	$—	$10.3631	$10.4440	$10.4357
April 30, 2025	$—	$—	$10.2152	$10.1980	$—	$10.2467	$—	$—	$—	$10.3953	$—	$10.5982
May 31, 2025	$—	$—	$10.2370	$10.2263	$—	$10.2768	$—	$—	$—	$10.4377	$—	$10.4982
June 30, 2025	$—	$—	$10.2359	$10.2272	$—	$10.2809	$—	$—	$—	$10.4508	$—	$10.5120
July 31, 2025	$—	$—	$10.2544	$10.2474	$—	$10.3017	$—	$—	$—	$10.4822	$—	$10.5441
August 31, 2025	$—	$—	$10.2778	$10.2733	$—	$10.3298	$—	$—	$—	$10.5224	$—	$10.5852
September 30, 2025	$—	$—	$10.2777	$10.2775	$—	$10.3362	$—	$—	$—	$10.5387	$—	$10.6020
October 31, 2025	$—	$—	$10.2933	$10.2946	$—	$10.3542	$—	$—	$—	$10.5677	$—	$10.6318
November 30, 2025	$10.2931	$—	$10.3076	$10.3088	$—	$10.3719	$—	$—	$—	$10.5970	$—	$10.6612
December 31, 2025	$10.3382	$—	$10.3505	$10.3550	$—	$10.4205	$—	$—	$—	$10.6611	$—	$10.7261

(1)
As of December 31, 2025, all Class F-I X and Class B-X shares were converted into Class F-I shares and all Class D-X shares were converted into Class D-S shares.
(2)
As of December 31, 2024, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(3)
Class D shares were renamed to Class D-S shares effective November 14, 2024.
(4)
Class E shares are classified as Redeemable common shares.
(5)
The Company satisfied the minimum offering requirement on November 1, 2023; therefore, shares were not issued until such date. As such, NAV per share presentation begins in November 2023.

Holders

As of March 26, 2026, there were 300 holders of record of our Class S shares, 965 holders of record of our Class I shares, 1,477 holders of record of our Class F-S shares, 2,777 holders of record of our Class F-I shares, 870 holders of record of our Class D-S shares and 52 holders of record of our Class E shares.

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

Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Our independent valuation advisor will review our valuation guidelines and methodologies related to investments in real property and real estate debt and other securities (as described below) with the Adviser and our board of trustees initially and will review any material changes to the valuation guidelines and methodologies on an ongoing basis. Our board of trustees will not be involved in the monthly valuation of our assets and liabilities, but will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility. From time to time, our board of trustees, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV.

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

For example, a valuation adjustment may be appropriate to reflect the occurrence of an unexpected property-specific event such as a termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a wholly-owned property to change materially. Valuation adjustments may also be appropriate to reflect the occurrence of broader market-driven events identified by the Adviser or our independent valuation advisor which may impact more than a specific property. Any such adjustments will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time.

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

In conducting their investigations and analyses, our independent valuation advisor and other independent third-party appraisal firms will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us, such as (i) historical or forecasted operating revenues and expenses of the property; (ii) lease agreements on the property; (iii) budgeted revenues and expenses of the property; (iv) information regarding recent or planned estimated capital expenditures; and (v) any other information relevant to valuing the real estate property. Although our independent valuation advisor may review information supplied or otherwise made available by us for reasonableness, it will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and will not undertake any duty or responsibility to verify independently any of such information. Our independent valuation advisor will not make or obtain an independent valuation or appraisal of any of our other assets or liabilities (contingent or otherwise) other than our real properties and certain of our real estate debt and other securities. With respect to operating or financial forecasts and other information and data to be provided to or otherwise to be reviewed by or discussed with our independent valuation advisor, our independent valuation advisor will assume that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting currently available estimates and judgments of our management and the Adviser, and will rely upon the Adviser to advise our independent valuation advisor promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of review.

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

Our NAV per share does not represent the amount of our assets less our liabilities in accordance with GAAP. We do not represent, warrant or guarantee that:

•
a shareholder would be able to realize the NAV per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;
•
a shareholder would ultimately realize distributions per share equal to the NAV per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or a sale of our company;
•
our common shares would trade at their NAV per share on a national securities exchange;
•
a third party would offer the NAV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or
•
the NAV per share would equate to a market price of an open-ended real estate fund.

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

Distributions will generally be made on all classes of our common shares at the same time. The per share amount of distributions on Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares will likely differ because of adjustment for class-specific items such as ongoing servicing fees, management fees and accruals/allocations of the performance participation interest. We expect to use the “record share” method of determining the per share amount of distributions on Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares, although our board of trustees may choose any other method. The “record share” method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants. Under this method, the amount to be distributed on our common shares will be increased by the sum of all class-specific ongoing servicing fees, and as applicable, any class-specific management fees and accruals/allocations of the performance participation interest, for such period. Such amount will be divided by the number of our common shares outstanding on the record date. Such per share amount will be reduced for each class of common shares by the per share amount of any class-specific ongoing servicing fees, and as applicable, any class-specific management fees and accruals/allocations of performance participation interest allocable to such class, if applicable.

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

The following table details the total net distribution for each of our share classes for the year ended December 31, 2025:

Record Date	Class S	Class D	Class I	Class F–S	Class F–D	Class F–I(1)	Class D–S(2)	Class D-X(1)	Class E
January 31, 2025	$—	$—	$—	$0.0480	$—	$0.0552	$0.0552	$0.0552	$0.0552
February 28, 2025	—	—	0.0552	0.0480	—	0.0552	0.0552	0.0552	0.0552
March 31, 2025	—	—	0.0574	0.0502	—	0.0574	0.0574	0.0574	0.0574
April 30, 2025	—	—	0.0573	0.0501	—	0.0573	0.0573	—	0.0573
May 31, 2025	—	—	0.0575	0.0524	—	0.0596	0.0594	—	0.0681
June 30, 2025	—	—	0.0576	0.0525	—	0.0597	0.0596	—	0.0683
July 31, 2025	—	—	0.0576	0.0525	—	0.0597	0.0595	—	0.0683
August 31, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
September 30, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
October 31, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
November 30, 2025	0.0529	—	0.0602	0.0551	—	0.0623	0.0621	—	0.0709
December 31, 2025	0.0529	—	0.0602	0.0550	—	0.0623	0.0621	—	0.0709
Total	$0.1058	$—	$0.6429	$0.6283	$—	$0.7149	$0.7137	$0.1678	$0.7837

(1)
As of December 31, 2025, all Class F-I X and Class B-X shares were converted into Class F-I shares and all Class D-X shares were converted into Class D-S shares.
(2)
Class D shares were renamed to Class D-S shares effective November 14, 2024.

The following table outlines the tax character of our distributions paid in 2025 and 2024 as a percentage of total distributions.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2025	15.00%	—	85.00%
Year ended December 31, 2024	40.86%	—	59.14%

The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the year ended December 31, 2025 ($ in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$48,673	59%	$21,800	66%
Reinvested in shares	33,905	41%	11,240	34%
Total distribution	$82,578	100%	$33,040	100%
Sources of Distributions
Cash flows from operating activities(1)	$82,578	100%	$33,040	100%
Other proceeds	—	—%	—	—%
Total sources of distributions	$82,578	100%	$33,040	100%
Cash flows from operating activities	$85,044		$34,102

(1)
As of December 31, 2025, our inception to date cash flows from operating activities have funded 100% of our distributions.

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

We may, from time to time, waive the Mandatory Holding Period in the following circumstances (subject to the conditions described below):

•
repurchases resulting from death or qualifying disability; or
•
in the event that a shareholder’s Class D-S shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

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

The Early Repurchase Deduction will inure indirectly to the benefit of our remaining shareholders and is intended to offset the trading costs, market impact and other costs associated with short-term trading in our shares. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

•
repurchases resulting from death or qualifying disability; or
•
in the event that a shareholder’s Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and/or Class E shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement.

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

In the event that Ahsan Aijaz is no longer actively involved in the affairs of the Company, a key person event will be deemed to have occurred (a “Key Person Event”) and the Company’s shareholders will be notified within 10 business days of the occurrence of such Key Person Event. Upon the occurrence of a Key Person Event, the Company will waive any applicable Early Repurchase Deduction for repurchase requests with respect to shares that are outstanding at the time of the Key Person Event.

For the year ended December 31, 2025, the Company repurchased 1,581,009 shares of common shares, which included 21,239 Class I shares, 13,201 Class F-S shares, 978,535 Class F-I shares, 197,575 Class D-S shares and 370,459 Class E shares for a total of $16.4 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2025.

Recent Sales of Unregistered Securities

As of December 31, 2025, we issued and sold 145,448,949 common shares in the private offering to accredited investors (consisting of 14,670 Class S shares, 12,842,095 Class I shares, 24,311,883 Class F-S shares, 68,237,184 Class F-I shares, 37,527,819 Class

D-S shares and 2,515,299 Class E shares). Except as previously reported by the Company on its quarterly report on Form 10-Q and current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References to “Class D-X” represents Class D-S shares (formerly named Class D shares) that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in this Annual Report. As of December 31, 2025, no Class D-X shares were outstanding. All Class D-X shares were automatically converted into Class D-S shares.

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

As of December 31, 2025, we have received aggregate proceeds of $1.5 billion from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the United States and, to a lesser extent, elsewhere in the world.

During the year ended 2025, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine, the ongoing and developing conflicts in the Middle East or the recent U.S. military action in Venezuela), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

Our real estate business, focused on triple net leases, continued to deploy significant capital. Our investors continue to benefit from the inflation-mitigating characteristics and long term risk adjusted returns of the net lease structure, including contractually guaranteed and highly predictable net rent growth and long-duration income flows across the portfolio.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

Recent Developments

Since December 31, 2025, through and including the date hereof, we (i) have acquired four retail properties and 11 industrial properties for $7.6 million and $110.9 million, respectively, (ii) repaid $163.0 million and drew an additional $87.4 million on the Secured Revolving Credit Facility, (iii) drew an additional $22.5 million on the Term Loan Facility and (iv) issued and sold an aggregate of 16,609,907 common shares in our private offering, resulting in proceeds of $172.5 million (see Note 14 to our consolidated financial statements and the section titled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Fifth Amendment to Credit Agreement

On January 29, 2026, the Operating Partnership, as borrower, the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Operating Partnership, the “Loan Parties”), entered into that certain Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with each lender party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), amending that certain Credit Agreement, initially dated August 13, 2024 and as most recently amended on November 20, 2025 (and as amended by the Fifth Amendment, the “Credit Agreement”), among the Loan Parties, the lenders party thereto and the Administrative Agent. Capitalized terms used in this description and not otherwise defined herein shall have the meaning attributed to such terms in the Credit Agreement.

Pursuant to the Fifth Amendment, the aggregate principal amount of the Credit Facilities was increased from $1,650,000,000 to $1,800,000,000 in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $1,347,500,000 to $1,475,000,000 (the “Revolving Credit Facility”), and (ii) an increase in the term loan facility from $302,500,000 to $325,000,000 (the “Term Loan Facility”; and together with the Revolving Credit Facility, collectively, the “Credit Facilities”). In addition, the Fifth Amendment (x) increased from 15% to 30% the cap on the Borrowing Base Value attributable to Borrowing Base Properties that have Commercial Net Leases with tenants that are retail branches of banks, credit unions, or other financial institutions, (y) updated the calculations of unused fee, and (z) clarified the lenders entitled to the unused fee. Old National Bank also joined as a new lender.

The foregoing description is only a summary of the material provisions of the Fifth Amendment and is qualified in its entirety by reference to the full text of the Fifth Amendment, which is filed as Exhibit 10.23 to this Annual Report and incorporated by reference herein.

First Amendment to Subsidiary Loan Agreement and Assignment and Assumption

On February 25, 2026, the Borrower entered into that certain Omnibus First Amendment to Loan Documents and Guarantor Reaffirmation (the “First Amendment to Subsidiary Loan Agreement”), by and among the Subsidiary Loan Administrative Agent, the Borrower and the Operating Partnership. The First Amendment to Subsidiary Loan Agreement amended the Subsidiary Loan Agreement to, among other things, (i) update the definition of Affiliate to expressly exclude the Mubadala Group as an Affiliate of Borrower, Operating Partnership, Fortress or any of their subsidiaries, (ii) eliminate certain restrictions on lenders in the event of a lender assignment, participation or pledge if an Event of Default exists, (iii) require the delivery of unaudited quarterly financial statements even when a Cash Sweep Period does not exist and (iv) clarify the requirements for an acceptable SOFR Swap Contract based on the outstanding principal balance of the Loan. Capitalized terms used in this paragraph and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

On February 25, 2026, Bank of America, N.A., as a lender, U.S. Bank National Association and the Subsidiary Loan Administrative Agent entered into that certain Assignment and Assumption, pursuant to which U.S. Bank National Association was joined as a new lender to the Subsidiary Loan Agreement.

The foregoing description is only a summary of the material provisions of the First Amendment to Subsidiary Loan Agreement and is qualified in its entirety by reference to the full text of the First Amendment to Subsidiary Loan Agreement which is filed as Exhibit 10.25 to this Annual Report and incorporated by reference herein.

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

Year Ended 2025 Highlights

Operating Results

•
Declared monthly net distributions totaling $82.6 million for the year ended December 31, 2025. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
Inception-to-Date Total Return(1)	1.63%	—%	8.15%	8.66%	—%	8.96%	10.50%	10.18%

(1)
Total return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class I and Class S on February 1, 2025 and November 1, 2025, respectively. Shares were initially issued for Class F-I, Class D-S and Class F-S on March 1, 2024, May 1, 2024 and September 1, 2024, respectively. Class E shares were initially issued on November 1, 2023. Total return for periods greater than one year are annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investments

•
Acquired 133 properties with a total purchase price of $1.6 billion during the year ended December 31, 2025. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.

Capital Activity and Financings

•
Raised proceeds of $676.3 million from the sale of our common shares for the year ended December 31, 2025.

Overall Portfolio

•
As of December 31, 2025, our portfolio was comprised of 114 industrial, 153 retail, four office/headquarters and three data center properties, with (i) buildings, (ii) land and (iii) properties under development, representing 69%, 26% and 5%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

The following chart describes the diversification of our real estate portfolio based on gross asset cost as of December 31, 2025:

Property Type[1]

Retail
15%
Office /
Headquarters
10%
Data Center
1%
Industrial
74%

1) Property Type weighting is measured as the gross asset cost of real estate investments for each property type divided by the gross asset cost of all real estate investments.

The following chart further describes the diversification of our real estate portfolio based on number of properties as of December 31, 2025:

Region Concentration[1]

West
13%
East
19%
Midwest
25%
South
43%

1) Region Concentration represents regions as defined by the Nation Council of Real Estate Fiduciaries (“NCREIF”) and the weighting is measured as the number of properties in our real estate portfolio for each regional category divided by the total number of all real estate properties.

The following table provides a summary of our real estate portfolio as of December 31, 2025 ($ and square feet in thousands):

Property Type(1)	Number of Properties	Gross Asset Cost	Weighted Average Annual Escalation	Square Feet	Weighted-Average Lease Term	Occupancy Rate(2)
Industrial	114	$2,317,891	2.42%	16,747	18.29	100%
Retail	153	480,926	2.05%	929	16.02	100%
Office / Headquarters	4	324,983	2.24%	2,006	15.03	100%
Data Center	3	44,744	2.00%	—	16.49	100%
Total	274	$3,168,544		19,682

(1)
Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.
(2)
Occupancy rate includes build-to-suit investments for which a lease has been executed.

The following table summarizes the Company’s build-to-suit development projects as of December 31, 2025 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Pennsylvania	1	September 2023(1)	$72,450	$71,386	$1,064
Industrial	Missouri	1	November 2023(2)	124,035	106,798	17,237
Industrial	Tennessee	1	November 2023(3)	35,954	35,954	—
Industrial	New York	1	September 2024(4)	47,395	10,400	36,995
Data Center	Idaho	1	September 2025	75,986	22,048	53,938
Data Center	Wyoming	1	September 2025	73,247	3,834	69,413
Industrial	Kentucky	1	October 2025	15,384	11,490	3,894
Industrial	Indiana	1	October 2025(5)	139,759	35,000	104,759
Data Center	Minnesota	1	December 2025	123,575	18,863	104,712
Industrial	North Carolina	1	December 2025	266,014	65,941	200,073
Total		10		$973,799	$381,714	$592,085

(1)
Placed into service December 2024.
(2)
Placed into service June 2025.
(3)
Placed into service October 2024.
(4)
The Company made a deposit toward the future acquisition of this property in September 2024. This amount is included in Other assets on the Consolidated Balance Sheets.
(5)
The Company made a deposit toward the future acquisition of this property in October 2025. This amount is included in Other assets on the Consolidated Balance Sheets.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of December 31, 2025 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2025	—	—	—%	—	—%
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	4,000	2%	1,120	6%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
Thereafter	65	259,488	98%	18,562	94%
Total	66	263,488	100%	19,682	100%

(1)
Information includes properties under development.

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2025 and 2024 ($ in thousands, except per share data):

	Year Ended December 31,
	2025	2024	Change $
Revenue
Rental revenue	$184,346	$41,355	$142,991
Total revenue	184,346	41,355	142,991

Expenses
Organizational costs	—	3,182	(3,182)
General and administrative	14,523	8,185	6,338
Management fee	12,072	3,557	8,515
Performance participation allocation	8,431	1,874	6,557
Depreciation and amortization	67,206	14,003	53,203
Total expenses	102,232	30,801	71,431

Other income (expense)
Interest income	1,415	5,222	(3,807)
Interest expense, net	(56,560)	(4,171)	(52,389)
Total other income (expense)	(55,145)	1,051	(56,196)

Net income	$26,969	$11,605	$15,364
Net income attributable to non-controlling interests	218	—	218
Net income attributable to FNLR shareholders	$26,751	$11,605	$15,146

Revenue

Rental Revenue

Rental revenue increased $142.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $41.4 million to $184.3 million. The increase in respective revenues during the periods presented is primarily due to an increase in the real estate portfolio from 136 properties as of December 31, 2024, to 274 properties as of December 31, 2025.

Expenses

Organizational costs

Organizational costs decreased $3.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $3.2 million to $0. The decrease in respective organizational costs during the periods presented is due to the Company incurring various one-time organizational costs in 2024 and 2023 upon formation of the fund.

General and Administrative Expenses

General and administrative expenses increased $6.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $8.2 million to $14.5 million. The increase in respective general and administrative expenses is primarily due to increases in professional fees driven by growth of the fund.

Management Fee

Management fee expense increased $8.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $3.6 million to $12.1 million. The increase in respective management fee expense is primarily due to an increase in NAV.

Performance Participation Allocation

Performance participation allocation expense increased $6.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $1.9 million to $8.4 million. The increase in respective performance participation allocation expense is primarily due to an increase of common shares subject to the performance participation allocation, as well as an increase in total return.

Depreciation and Amortization

Depreciation and amortization expenses increased $53.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $14.0 million to $67.2 million. The increase in depreciation and amortization expenses during the periods presented is primarily due to an increase in the real estate portfolio from 136 properties as of December 31, 2024, to 274 properties as of December 31, 2025, respectively.

Other Income (Expense)

Interest Income

Interest income decreased $3.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $5.2 million to $1.4 million. The decrease in interest income during the respective periods is primarily due to a decrease in cash deposited into an interest earning money market account.

Interest Expense, net

Interest expense, net increased $52.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $4.2 million to $56.6 million. The increase in interest expense, net during the respective periods is primarily due to increased borrowings on the Company’s Credit Facilities and entering into two subsidiary loans during the year ended December 31, 2025.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class S, Class I, Class F-S, Class F-I, Class D-S, and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$2,832,738
Intangible assets	429,536
Cash and cash equivalents	3,968
Restricted cash	43,917
Other assets	74,036
Revolving credit facility	(1,010,100)
Term loan	(753,905)
Subscriptions received in advance	(40,227)
Distribution payable	(8,911)
Due to affiliate	(11,789)
Other liabilities	(30,279)
Net Asset Value	$1,528,984
Number of outstanding shares/units(1)	145,999

(1)
Includes 2,544,453 Class E common shares and 520,642 Class A OP units held by the Adviser that are classified as Redeemable common shares and Redeemable non-controlling interests, respectively.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares/Units	NAV Per Share/Unit
Class S	$152	15	$10.3382
Class D(1)	—	—	—
Class I	132,922	12,842	$10.3505
Class F-S	251,749	24,312	$10.3550
Class F-D(1)	—	—	—
Class F-I	711,068	68,237	$10.4205
Class D-S	400,087	37,528	$10.6611
Class D-X(1)(2)	—	—	—
Class E(3)	27,292	2,544	$10.7261
OP Units(4)	5,714	521	$10.9751
Total	$1,528,984	145,999

(1)
As of December 31, 2025, there were no Class D, Class F-D or Class D-X shares outstanding.
(2)
All outstanding Class D-X shares were automatically converted to Class D-S shares effective April 1, 2025.
(3)
Class E shares are classified as Redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company's control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.

(4)
Includes Class A OP units held by the Adviser.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of December 31, 2025:

Property Type(1)	Capitalization Rate
Industrial	7.31%
Retail	8.28%
Office/Headquarters	7.95%

(1) Excludes Data Centers, as these properties are subject to build-to-suit leases and were under development as of December 31, 2025.

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail	Office
Capitalization Rate	0.25% Decrease	+3.60%	+3.12%	+3.25%
(Weighted Average)	0.25% Increase	(3.36%)	(2.93%)	(3.05%)

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Consolidated Balance Sheet to our NAV ($ in thousands):

December 31, 2025
Shareholder’s equity	$1,331,488
Redeemable common shares	27,292
Redeemable non-controlling interests	5,714
Total partners’ capital and redeemable non-controlling interests	1,364,494
Adjustments:
Accrued organizational and offering costs	11,229
Unrealized real estate appreciation	97,001
Accumulated depreciation and amortization under GAAP	81,234
Straight-line rent	(45,659)
Accrued shareholder servicing fee	20,685
NAV	$1,528,984

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

•
Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell Class F-S and Class S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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

The following table details the total net distribution for each of our share classes for the year ended December 31, 2025:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class D-X	Class E
January 31, 2025	$—	$—	$—	$0.0480	$—	$0.0552	$0.0552	$0.0552	$0.0552
February 28, 2025	—	—	0.0552	0.0480	—	0.0552	0.0552	0.0552	0.0552
March 31, 2025	—	—	0.0574	0.0502	—	0.0574	0.0574	0.0574	0.0574
April 30, 2025	—	—	0.0573	0.0501	—	0.0573	0.0573	—	0.0573
May 31, 2025	—	—	0.0575	0.0524	—	0.0596	0.0594	—	0.0681
June 30, 2025	—	—	0.0576	0.0525	—	0.0597	0.0596	—	0.0683
July 31, 2025	—	—	0.0576	0.0525	—	0.0597	0.0595	—	0.0683
August 31, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
September 30, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
October 31, 2025	—	—	0.0600	0.0549	—	0.0621	0.0619	—	0.0707
November 30, 2025	0.0529	—	0.0602	0.0551	—	0.0623	0.0621	—	0.0709
December 31, 2025	0.0529	—	0.0602	0.0550	—	0.0623	0.0621	—	0.0709
Total	$0.1058	$—	$0.6429	$0.6283	$—	$0.7149	$0.7137	$0.1678	$0.7837

For the year ended December 31, 2025, we declared distributions in the amount of $82.6 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the year ended December 31, 2025 ($ in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$48,673	59%	$21,800	66%
Reinvested in shares	33,905	41%	11,240	34%
Total distribution	$82,578	100%	$33,040	100%
Sources of Distributions
Cash flows from operating activities(1)	$82,578	100%	$33,040	100%
Other proceeds	—	—%	—	—%
Total sources of distributions	$82,578	100%	$33,040	100%
Cash flows from operating activities	$85,044		$34,102

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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Year Ended December 31,		For the period from January 24, 2023 (Date of Formation) through December 31, 2023
	2025	2024
Net income (loss) attributable to FNLR shareholders	$26,751	$11,605	$(6,281)
Adjustments to arrive at FFO:
Depreciation and amortization	67,206	14,003	25
Impairment of investments in real estate	—	—	—
Net gain or loss from sale of real estate	—	—	—
Amount attributable to non-controlling interests for above adjustments	(240)	—	—
FFO attributable to FNLR shareholders	$93,717	$25,608	$(6,256)

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $4.0 million and $337.4 million available under the Credit Facilities as of December 31, 2025. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $676.3 million for the year ended December 31, 2025. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least the next 12 months.

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

Capital Resources

For the year ended December 31, 2025, we issued and sold 66,014,546 common shares, consisting of 14,670 Class S shares, 12,873,255 Class I shares, 21,336,839 Class F-S shares, 28,792,745 Class F-I shares, 756,633 Class D-S shares and 2,240,403 Class E shares to accredited investors in our private offering, amounting to proceeds of $676.3 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 67,171 of Class E common shares were issued as a payment of $0.7 million of management fees incurred. 29,155 of Class E common shares were issued to the board of trustees as payment for $0.3 million of compensation expense for 2024 fiscal year service. During the year ended December 31, 2025, the Company repurchased 1,581,009 common shares for $16.4 million and 672,987 Class A OP units for $7.2 million. We had no outstanding repurchase requests as of December 31, 2025.

As of December 31, 2025, we had received aggregate proceeds of $1.5 billion from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of December 31, 2025, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 145,448,949 common shares outstanding, consisting of 14,670 Class S shares, 12,842,095 Class I shares, 24,311,883 Class F-S shares, 68,237,184 Class F-I shares, 37,527,819 Class D-S shares and 2,515,299 Class E shares. Additionally, we had 29,155 Class E shares outstanding that were issued to the board of trustees as payment for 2024 fiscal year service.

Credit Facilities

On August 13, 2024, the Operating Partnership, as borrower, the Company, as guarantor, the other guarantors party thereto, BofA Securities, Inc., as sole bookrunner and sole lead arranger, entered into that certain Credit Agreement with BofA, as the Administrative Agent and the sole letter of credit issuer (“L/C Issuer”) thereto, and the lenders party thereto from time to time, pursuant to which the facilities were initially comprised of (i) a $120.0 million revolving credit facility, of which $25.0 million was available for standby letters of credit and (ii) a $5.0 million term loan credit facility. Subject to the terms and conditions of the Credit Facilities, all commitments and amounts outstanding under the Credit Facilities were initially due and payable in full on the third anniversary of the closing date of the Credit Facilities. The Credit Facilities also provide for a feature that allows the Company, under certain circumstances, to increase the overall size of the Credit Facilities to a maximum of $1.0 billion (such amount, the “Incremental Facility Maximum”).

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

On April 11, 2025, the Credit Facilities were amended, pursuant to which the Incremental Facility Maximum was increased to $1.5 billion. In connection with the effectiveness of the new Incremental Facility Maximum, the aggregate principal amount of the Credit Facilities was increased from $900,000,000 to $1,075,000,000 in the form of (i) an increase in the aggregate commitments under the Revolving Credit Facility from $755.0 million to $892.5 million, of which $25.0 million is available for standby letters of credit and (iii) an increase in the aggregate outstanding principal amount of the Term Loan Facility from $145.0 million to $182.5 million.

On July 25, 2025, the Credit Facilities were amended (the “Third Amendment”) to increase the aggregate commitments under the Revolving Credit Facility from $892.5 million to $1,047.5 million and to increase the aggregate outstanding principal amount of the Term Loan Facility from $182.5 million to $227.5 million. In addition, pursuant to the Third Amendment, subject to the satisfaction of certain criteria and conditions, the Loan Parties may offer Loan Assets (as defined in the Third Amendment) that qualify as First Mortgage Investments (as defined in the Third Amendment) to be included in the calculation of Borrowing Base Value (as defined in the Third Amendment).

On November 20, 2025, the Credit Facilities were amended (the “Fourth Amendment”) to increase the aggregate commitments to the Revolving Credit Facility from $1,047.5 million to $1,347.5 million and to increase the aggregate outstanding principal amount of the Term Loan Facility from $227.5 million to $302.5 million. In addition, the Fourth Amendment expanded the accordion feature to permit future increases in the aggregate principal amount of the Credit Facilities up to $2,500,000,000, introduced a new multicurrency tranche (the “Multicurrency Tranche”) under the Revolving Credit Facility to allow borrowings in certain alternative currencies (including Euro, British Pound Sterling and Canadian Dollar), and temporarily increased the borrowing base advance rate to 65% from 60% through March 31, 2026.

On January 29, 2026, the Credit Facilities were amended to increase the aggregate commitments to the Revolving Credit Facility from 1,347.5 million and to increase the aggregate outstanding principal amount of the Term Loan Facility from $302.5 million to $325.0 million. In addition, the Fifth Amendment (x) increased from 15% to 30% the cap on the Borrowing Base Value attributable to Borrowing Base Properties that have Commercial Net Leases with tenants that are retail branches of banks, credit unions, or other financial institutions, (y) updated the calculations of unused fee, and (z) clarified the lenders entitled to the unused fee. Old National Bank also joined as a new lender. Capitalized terms used in this paragraph and not otherwise defined herein shall have the meaning attributed to such terms in the Credit Agreement.

The Credit Facilities are unsecured obligations of the Loan Parties. At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) BofA’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%, plus a margin ranging from 0.40% to 0.90%. As of December 31, 2025, the interest rate applicable to the Credit Facilities was Term SOFR plus 1.65%. The Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty.

The Credit Facilities contain various restrictions and covenants applicable to the Loan Parties that are customary for similar credit facilities, including restrictions on our ability to incur indebtedness, incur liens and make certain investments. Among other requirements, the Loan Parties may not exceed certain debt limitations and must ensure compliance with certain financial ratios. As of December 31, 2025, the Company was in compliance with all of its loan covenants.

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

Subsidiary Loan

On September 19, 2025, FNLR Logistics LLC, a Delaware limited liability company (“Borrower 1”) and FNLR Grocery LLC, a Delaware limited liability company (“Borrower 2” and Borrower 1 and Borrower 2 are, individually and/or collectively (as the context requires) referred to herein as “Borrower”), each an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Subsidiary Loan Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Subsidiary Loan Administrative Agent”), and the lenders from time to time party thereto. Pursuant to the Subsidiary Loan Agreement, the lenders agreed to make loans available to Borrower on an uncommitted basis in an aggregate principal amount not to exceed $347,500,000 (the “Subsidiary Loan”). Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on September 19, 2028 subject to two (2) extension options of one (1) year each, which if exercised would expire on September 19, 2030, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof.

On November 25, 2025, the Borrower entered into a Letter Amendment to the Subsidiary Loan Agreement, by and among the Subsidiary Loan Administrative Agent, the Borrower and the Operating Partnership, pursuant to which certain representation of the Borrower was revised to include specific provisions related to the Jurupa Valley Net Lease, as defined and described therein.

On February 25, 2026, the Borrower entered into the First Amendment to Subsidiary Loan Agreement, by and among the Subsidiary Loan Administrative Agent, the Borrower and the Operating Partnership. The First Amendment to Subsidiary Loan Agreement amended the Subsidiary Loan Agreement to, among other things, (i) update the definition of Affiliate to expressly exclude the Mubadala Group as an Affiliate of Borrower, Operating Partnership, Fortress or any of their subsidiaries, (ii) eliminate certain restrictions on lenders in the event of a lender assignment, participation or pledge if an Event of Default exists, (iii) require the delivery of unaudited quarterly financial statements even when a Cash Sweep Period does not exist and (iv) clarify the requirements for an acceptable SOFR Swap Contract based on the outstanding principal balance of the Loan. Capitalized terms used in this paragraph and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

On February 25, 2026, Bank of America, N.A., as a lender, U.S. Bank National Association and the Subsidiary Loan Administrative Agent entered into that certain Assignment and Assumption, pursuant to which U.S. Bank National Association was joined as a new lender to the Subsidiary Loan Agreement.

The obligations of Borrower under the Subsidiary Loan Agreement are secured by substantially all of the assets of each Borrower, in each case subject to certain exclusions set forth in the Subsidiary Loan Agreement and the other Loan Documents (as defined in the Subsidiary Loan Agreement). Further, the Subsidiary Loan will bear interest at the lesser of (i) a rate equal to Monthly SOFR, plus one hundred seventy basis points (1.70%) per annum and (ii) the maximum non-usurious interest rate. The Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Subsidiary Loan Agreement.

The Subsidiary Loan Agreement contains various restrictions and covenants applicable to Borrower. Among other requirements, Borrower may not exceed certain debt limitations and is subject to certain distribution limitations, subject to certain carveouts described more fully therein.

The Subsidiary Loan Agreement also contains customary events of default. If an event of default under the Subsidiary Loan Agreement occurs and is continuing, then the Subsidiary Loan Administrative Agent may declare any outstanding obligations under the Subsidiary Loan Agreement to be immediately due and payable. In addition, if Borrower becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Subsidiary Loan Agreement will automatically become due and payable.

In connection with the Subsidiary Loan Agreement, the Operating Partnership, provided a guaranty (the “Carveout Guaranty”), pursuant to which the Operating Partnership (i) has agreed to guarantee the payment of the indebtedness pursuant to the Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to the Borrower or any property and (ii) agreed to satisfy certain financial covenants as set forth in the Carveout Guaranty, including minimum net worth and liquidity requirements. The Operating Partnership is also liable under the Carveout Guaranty for costs, expenses, damages and losses actually incurred by the Subsidiary Loan Administrative Agent resulting from customary “bad boy” events pertaining to the Operating Partnership as described more fully in the Carveout Guaranty.

Print Subsidiary Loan

On December 23, 2025, FNLR Print LLC, a Delaware limited liability company (“Print”), an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Print Subsidiary Loan Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Print Administrative Agent”), and the lenders from time to time party thereto. Pursuant to the Print Subsidiary Loan Agreement, the lenders agreed to make loans available to Print on an uncommitted basis in an aggregate principal amount not to exceed $111,100,000 (the “Print Subsidiary Loan”). Subject to the terms and conditions of the Print Subsidiary Loan Agreement, all amounts outstanding under the Print Subsidiary Loan Agreement will be due and payable in full on December 23, 2028, or such earlier date upon which the Print Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used under this description of the Print Subsidiary Loan Agreement and not otherwise defined herein shall have the meaning attributed to such terms in the Print Subsidiary Loan Agreement.

The obligations of Print under the Print Subsidiary Loan Agreement are secured by substantially all of the assets of Print, subject to certain exclusions set forth in the Print Subsidiary Loan Agreement and the other loan documents. Further, the Print Subsidiary Loan will bear interest at the lesser of (i) a rate equal to Monthly SOFR, plus one hundred ninety basis points (1.90%) per annum and (ii) the maximum non-usurious interest rate. The Print Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Print Subsidiary Loan Agreement.

The Print Subsidiary Loan Agreement contains various restrictions and covenants applicable to Print. Among other requirements, Print may not exceed certain debt limitations and is subject to certain distribution limitations, subject to certain carveouts described more fully therein.

The Print Subsidiary Loan Agreement also contains customary events of default. If an event of default under the Print Subsidiary Loan Agreement occurs and is continuing, then the Print Administrative Agent may declare any outstanding obligations under the Print Subsidiary Loan Agreement to be immediately due and payable. In addition, if Print becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Print Subsidiary Loan Agreement will automatically become due and payable.

In connection with the Print Subsidiary Loan Agreement, Operating Partnership provided a guaranty (the “Print Carveout Guaranty”), pursuant to which Operating Partnership (i) agreed to guarantee certain post-closing obligations of Print under the Print Subsidiary Loan Agreement related to certain title insurance policy, (ii) agreed to guarantee the payment of the indebtedness pursuant to the Print Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to Print or any property and (iii) agreed to satisfy certain financial covenants as set forth in the Carveout Guaranty, including minimum net worth and liquidity requirements. Operating Partnership is also liable under the Carveout Guaranty for costs, expenses, damages and losses actually incurred by the Print Administrative Agent resulting from customary “bad boy” events pertaining to Operating Partnership as described more fully in the Carveout Guaranty.

Cash Flows

Cash flows provided by operating activities increased $50.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $34.1 million to $85.0 million. The increase in cash flows provided by operating activities is primarily attributable to the growth of our real estate portfolio, which increased by 138 properties for the year ended December 31, 2025 compared to the year ended December 31, 2024 from 136 properties to 274 properties.

Cash flows used in investing activities increased $613.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $1.2 billion to $1.9 billion. The increase in cash flows used in investing activities is primarily attributable to the growth of our real estate portfolio, of which $1.7 billion was used to acquire 133 operating properties and fund deposits for future acquisitions. Additionally, $165.3 million was used to fund construction in progress for eight build-to-suit properties for the year ended December 31, 2025.

Cash flows provided by financing activities increased $312.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 from $1.3 billion to $1.6 billion. The increase is primarily attributable to $401.2 million increase of net cash inflows from borrowings and repayments of the credit facility and term loans, offset by a $40.3 million decrease in subscriptions received in advance and $26.5 million increase of distributions to common shareholders for the year ended December 31, 2025.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of December 31, 2025 ($ in thousands):

Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Revolving Credit Facility and Term Loan Facility	$1,312,600	$—	$1,312,600	$—	$—
Subsidiary Loans	458,600	—	458,600	—	—
Advanced organizational and offering costs	11,229	2,929	5,859	2,441	—
Commitments	711,076	465,366	245,710	—	—
Total	$2,493,505	$468,295	$2,022,769	$2,441	$—

(1) For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

Critical Accounting Estimates

The preparation of our financial statements in accordance with GAAP involve significant judgments and assumptions and require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates, and assumptions. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” for further descriptions of the below accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We are exposed to interest rate risk with respect to our variable-rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of December 31, 2025, the outstanding principal balance of our variable rate indebtedness was $1.8 billion.

The Company’s borrowings are indexed to SOFR. We have executed an interest rate swaps with an aggregate notional amount of $460.0 million as of December 31, 2025 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the borrowings as of December 31, 2025, a 10% increase in SOFR would result in increased interest expense of $4.5 million over a 12 month period, net of the impact of our interest rate swap.

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

Valuation of assets and liabilities measured at fair value

Our interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				December 31, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(473)	$—	$—
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	150,000	(243)	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	(84)	60,000	948
Total Swaps				$460,000	$(800)	$60,000	$948

Valuation of liabilities not measured at fair value

As of December 31, 2025, our secured revolving credit and term loan facilities are carried at cost which approximates fair value. Fair value of our indebtedness is estimated by modeling the cash flows required by our debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of our indebtedness are considered Level 3.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	117
Consolidated Balance Sheets as of December 31, 2025 and 2024	118
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	119
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	120
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	121
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023	122
Notes to Consolidated Financial Statements	124

Financial Statement Schedule
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025	147

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Fortress Net Lease REIT

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortress Net Lease REIT and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2025, and for the period from January 24, 2023 (Date of Formation) through December 31, 2023, and the related notes and the schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, and for the period from January 24, 2023 (Date of Formation) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2026

We have served as the Company’s auditor since 2023.

Fortress Net Lease REIT

Consolidated Balance Sheets

(in thousands, except per share data)

Assets	December 31, 2025	December 31, 2024
Investments in real estate, net	$2,618,437	$1,143,748
Intangible assets, net	468,200	207,574
Cash and cash equivalents	3,968	127,225
Restricted cash	43,917	87,737
Other assets	120,253	22,237
Total assets	$3,254,775	$1,588,521

Liabilities and Equity
Liabilities
Subscriptions received in advance	$40,227	$80,573
Due to affiliate	49,005	17,868
Revolving credit facility	1,010,100	562,500
Term loans, net	753,905	121,154
Distribution payable	8,911	4,260
Other liabilities	28,133	26,361
Total liabilities	1,890,281	812,716

Commitments and contingencies (Note 11)
Redeemable common shares (Note 8)	27,292	5,479
Redeemable non-controlling interests (Note 8)	5,714	—

Equity
Common shares - Class S shares, $0.01 par value per share, 15 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common shares - Class I shares, $0.01 par value per share, 12,842 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	129	—
Common shares - Class F-S shares, $0.01 par value per share, 24,312 and 2,988 shares issued and outstanding as of December 31, 2025 and 2024, respectively	243	30
Common shares - Class F-I shares, $0.01 par value per share, 68,237 and 40,463 shares issued and outstanding as of December 31, 2025 and 2024, respectively	683	405
Common shares - Class D-S shares, $0.01 par value per share, 37,528 and 35,613 shares issued and outstanding as of December 31, 2025 and 2024, respectively	374	355
Common shares - Class D-X shares, $0.01 par value per share, 0 and 1,347 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	13
Additional paid-in capital	1,414,710	796,992
Accumulated other comprehensive income (loss)	(790)	948
Accumulated deficit	(83,861)	(28,417)
Total equity	1,331,488	770,326
Total liabilities and equity	$3,254,775	$1,588,521

See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended		For the period from January 24,
	December 31, 2025	December 31, 2024	2023 (Date of Formation) through December 31, 2023
Revenue
Rental revenue	$184,346	$41,355	$85
Total revenue	184,346	41,355	85

Expenses
Organizational costs	—	3,182	6,491
General and administrative	14,523	8,185	176
Management fee	12,072	3,557	—
Performance participation allocation	8,431	1,874	—
Depreciation and amortization	67,206	14,003	25
Total expenses	102,232	30,801	6,692

Other income (expense)
Interest income	1,415	5,222	413
Interest expense, net	(56,560)	(4,171)	(87)
Total other income (expense)	(55,145)	1,051	326

Net income (loss)	$26,969	$11,605	$(6,281)
Net income attributable to non-controlling interests	218	—	—
Net income (loss) attributable to FNLR shareholders	$26,751	$11,605	$(6,281)

Earnings (loss) per common share - basic and diluted - (Note 12)	$0.23	$0.21	$(3.96)
Weighted-average common shares outstanding - basic - (Note 12)	115,809	55,503	1,587
Weighted average common shares outstanding - diluted - (Note 12)	116,336	55,503	1,587

See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended		For the period from January 24, 2023 (Date of Formation)
	December 31, 2025	December 31, 2024	through December 31, 2023
Net income (loss)	$26,969	$11,605	$(6,281)
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(1,748)	948	—
Other comprehensive income (loss)	(1,748)	948	—
Comprehensive income (loss)	25,221	12,553	(6,281)
Comprehensive income attributable to non-controlling interests	208	—	—
Comprehensive income (loss) attributable to FNLR shareholders	$25,013	$12,553	$(6,281)

See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT

Consolidated Statements of Changes in Equity

(in thousands)

	Par Value
	Class S	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at January 24, 2023 (Date of Formation)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued	—	—	—	—	23	29	65	—	—	2	118,564	—	—	118,683
Offering costs	—	—	—	—	—	—	—	—	—	—	(2,704)	—	—	(2,704)
Distribution reinvestment	—	—	—	—	—	—	—	—	—	—	92	—	—	92
Share class exchange	—	—	—	—	—	(8)	8	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,281)	(6,281)
Distributions declared on common shares ($0.0792 gross per share)	—	—	—	—	—	—	—	—	—	—	—	—	(701)	(701)
Balance at December 31, 2023	$—	$—	$—	$—	$23	$21	$73	$—	$—	$2	$115,952	$—	$(6,982)	$109,089
Common shares issued	—	—	30	325	6	37	11	—	271	(2)	676,890	—	—	677,568
Offering costs	—	—	—	—	—	—	—	—	—	—	(2,576)	—	—	(2,576)
Distribution reinvestment	—	—	—	4	1	—	—	2	2	—	9,804	—	—	9,813
Share class exchange	—	—	—	79	(30)	(58)	(84)	353	(260)	—	—	—	—	—
Common shares repurchased	—	—	—	(3)	—	—	—	—	—	—	(2,944)	—	—	(2,947)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	948	—	948
Net income	—	—	—	—	—	—	—	—	—	—	—	—	11,605	11,605
Distributions declared on common shares ($0.5829 gross per share)	—	—	—	—	—	—	—	—	—	—	—	—	(33,040)	(33,040)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	—	(134)	—	—	(134)
Balance at December 31, 2024	$—	$—	$30	$405	$—	$—	$—	$355	$13	$—	$796,992	$948	$(28,417)	$770,326
Common shares issued	—	127	209	271	—	—	—	—	—	—	601,667	—	—	602,274
Offering costs	—	—	—	—	—	—	—	—	—	—	(1,157)	—	—	(1,157)
Distribution reinvestment	—	2	4	17	—	—	—	8	—	—	31,476	—	—	31,507
Share class exchange	—	—	—	—	—	—	—	13	(13)	—	(512)	—	—	(512)
Common shares repurchased	—	—	—	(10)	—	—	—	(2)	—	—	(12,509)	—	—	(12,521)
Other comprehensive loss (other comprehensive loss of $10 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	—	—	—	(1,738)	—	(1,738)
Net income (net income of $218 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	—	—	—	—	26,751	26,751
Distributions declared on common shares ($0.7837 gross per share)	—	—	—	—	—	—	—	—	—	—	—	—	(82,195)	(82,195)
Allocation to redeemable common shares	—	—	—	—	—	—	—	—	—	—	(788)	—	—	(788)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	—	—	—	—	(459)	—	—	(459)
Balance at December 31, 2025	$—	$129	$243	$683	$—	$—	$—	$374	$—	$—	$1,414,710	$(790)	$(83,861)	$1,331,488

See accompanying notes to the consolidated financial statements.

Fortress Net Lease REIT

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended		For the period from January 24, 2023
	December 31, 2025	December 31, 2024	(Date of Formation) through December 31, 2023
Cash flows from operating activities:
Net income (loss)	$26,969	$11,605	$(6,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Organizational costs	—	3,182	6,491
Depreciation and amortization	67,206	14,003	25
Straight-line rent adjustment	(36,456)	(9,576)	(138)
Management fee	12,072	3,557	—
Performance participation allocation	8,431	1,874	—
Other items	5,035	427	—
Changes in assets and liabilities:
Increase in other assets	(1,331)	(596)	(11)
Increase in other liabilities/decrease in due to affiliates	3,118	9,626	450
Net cash provided by operating activities	85,044	34,102	536

Cash flows from investing activities:
Acquisitions of real estate	(1,694,839)	(1,120,632)	(95,648)
Capital expenditures and improvements	(165,349)	(126,096)	(14,220)
Net cash used in investing activities	(1,860,188)	(1,246,728)	(109,868)

Cash flows from financing activities:
Borrowings under revolving credit facility	1,253,600	741,500	—
Repayment of revolving credit facility	(806,000)	(179,000)	—
Borrowings under term loans	638,600	122,500	—
Proceeds from affiliate note payable	—	—	14,900
Repayment of affiliate note payable	—	—	(14,900)
Payment of deferred financing costs	(16,886)	(7,346)	—
Proceeds from issuance of common shares	539,935	559,029	118,775
Proceeds from issuance of redeemable common shares	23,261	411	—
Offering costs paid	(2,368)	(172)	—
Repurchase of common shares	(14,119)	(2,944)	—
Repurchase of non-controlling interests	(1,891)	—	—
Subscriptions received in advance	40,227	80,573	123,192
Payment of distributions to common shareholders	(45,907)	(19,367)	(231)
Payment of distributions to non-controlling interests	(385)	—	—
Net cash provided by financing activities	1,608,067	1,295,184	241,736
Net change in cash, cash equivalents and restricted cash	(167,077)	82,558	132,404

Cash, cash equivalents and restricted cash, beginning of period	214,962	132,404	—
Cash, cash equivalents and restricted cash, end of period	$47,885	$214,962	$132,404

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$3,968	$127,225	$4,515
Restricted cash	43,917	87,737	127,889
Total cash, cash equivalents and restricted cash	$47,885	$214,962	$132,404

Supplemental disclosures:
Interest paid	$52,234	$2,433	$87

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$(7,536)	$4,087	$9,887
Assumption of liabilities in conjunction with acquisitions of real estate	$4,414	$—	$—
Change in fair value of interest rate swap	$(1,748)	$948	$—
Issuance of Class E shares as settlement of the management fee and board of trustees compensation	$991	$2,865	$—
Redeemable non-controlling interests issued as settlement of the management fee and performance participation allocation	$12,629	$—	$—
Share class exchange	$13	$432	$8
Offering costs due to affiliate	$452	$2,175	$2,704
Other offering costs payable	$709	$405	$—
Accrued unpaid shareholder servicing fee	$20,862	$2,625	$—
Allocation to redeemable common shares	$788	$134	$—
Allocation to redeemable non-controlling interests	$459	$—	$—
Repurchases payable	$7,572	$27	$—
Distribution reinvestment	$31,638	$9,883	$—

Accrued distributions	$8,911	$4,260	$470

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

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933, as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the years ended December 31, 2025 and 2024, the Company had received aggregate proceeds of $676.3 million and $695.4 million from the sales of its common shares through this initial offering, respectively. For the period from January 24, 2023 (Date of Formation) through December 31, 2023, the Company had received $118.7 million from the sales of its common shares through this initial offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share as calculated monthly.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of December 31, 2025, the Company owned 57 investments in real estate, of which eight are subject to build-to-suit leases, and 49 for which the Company executed triple net lease agreements to fully lease the properties. All acquisitions are industrial, retail, data center, and office properties located in the United States.

2.
Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and the Company’s subsidiaries. All intercompany balances and transactions, if any, have been eliminated in consolidation.

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

The cost of building and improvements includes the purchase price of the Company’s properties and any acquisition-related costs, along with any subsequent improvements to such properties. The Company’s investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated remaining useful lives of the assets as follows:

Description	Depreciable Life
Buildings	35 - 40 years
Tenant improvements	15 - 25 years
Land improvements	1 - 15 years
In-place lease intangibles	Over lease term

The Company determines a tenant improvement’s depreciable useful life as the shorter of the tenant’s lease term or the economic useful life associated with the tenant improvement.

During the years ended December 31, 2025 and 2024, and for the period from January 24, 2023 (Date of Formation) through December 31, 2023, the Company recognized depreciation expense in the amount of $47.6 million, $10.5 million and $19,310, respectively, as Depreciation and amortization expense in the Consolidated Statements of Operations.

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

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, and for the period from January 24, 2023 (Date of Formation) through December 31, 2023, the Company recognized amortization expense in the amount of $19.6 million, $3.5 million and $5,776, respectively, as Depreciation and amortization expense in the Consolidated Statements of Operations.

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

Restricted Cash

As of December 31, 2025 and 2024, the restricted cash balances of $43.9 million and $87.7 million, respectively, primarily consist of amounts held for future construction draws and subscriptions received in advance.

Deferred Charges

The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets for the Secured Revolving Credit Facility (as defined below) and as a reduction of the Term Loan Facility and Subsidiary Loans (as defined in Note 5 - Debt below) on the Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.

Derivatives and Hedging Activities

The Company uses interest rate swaps to limit exposure to changes in interest rates, primarily on the variable interest rate debt disclosed in “Note 5 – Debt.” The Company does not use derivative instruments for speculative or trading purposes. The interest rate swaps qualify as cash flow hedges under ASC 815, Derivatives and Hedging, and are recorded at fair value on the Consolidated Balance Sheets in Other assets and Other liabilities, as applicable. Gains and losses due to changes in fair value are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) for interest rate swaps will be reclassified to interest expense, net when the periodic swap settlements are made.

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

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swaps are valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				December 31, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(473)	$—	$—
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	150,000	(243)	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	(84)	60,000	948
Total Swaps				$460,000	$(800)	$60,000	$948

Valuation of liabilities not measured at fair value

As of December 31, 2025 and 2024, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Redeemable Common Shares

The Company classifies common shares held by an affiliate of the Company as redeemable common shares on the Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded to additional paid-in capital.

Redeemable Non-Controlling Interests

The Company classifies OP Units held by the Adviser and the Special Limited Partner as redeemable non-controlling interests on the Consolidated Balance Sheets at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. Changes in the value of redeemable non-controlling interests are recorded to additional paid-in capital.

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

Earnings Per Share

Basic earnings/(loss) per share of common shares is determined by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. All classes of common shares are allocated income/(loss) at the same rate per share and receive the same gross distribution per share before class-specific fees and accruals/allocations. To the extent that class-specific fees and accruals/allocations are applicable they will be deducted to arrive at class specific net income/(loss) per share and net distribution rate per share. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) attributable to shareholders for the period by the weighted average number of common shares and common share equivalents outstanding (unless their effect is antidilutive) for the period.

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress receive $100,000 of Class E shares for services provided annually. The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares vests immediately upon issuance. See “Note 8 – Equity” for additional information regarding share-based compensation.

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Co-Chief Executive Officer. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Consolidated Statement of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Consolidated Statement of Operations are significant and there are no significant segment expenses that require disclosure.

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had one tenant from which it derived 10% or more of its revenue for the year ended December 31, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Year Ended December 31, 2025
Tenant A	$28,497	15.46%

The Company had three tenants from which it derived 10% or more of its revenue for the year ended December 31, 2024, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Year Ended December 31, 2024
Tenant A	$6,902	21.72%
Tenant B	$5,405	17.01%
Tenant C	$4,790	15.07%

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

3.
Investments in Real Estate, net

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Buildings and tenant improvements	$1,854,000	$725,711
Land	524,922	259,466
Land improvements	174,914	97,389
Construction in progress	122,725	71,714
Total	2,676,561	1,154,280
Accumulated depreciation	(58,124)	(10,532)
Investments in real estate, net	$2,618,437	$1,143,748

During the year ended December 31, 2025, $90.9 million of construction in progress was placed into service, including $84.3 million of buildings and $6.6 million of land improvements. During the year ended December 31, 2024, $84.6 million of construction in progress was placed into service, including $78.2 million of buildings and $6.4 million of land improvements.

Acquisitions

During the year ended December 31, 2025, the Company acquired 25 industrial, 104 retail properties and four office properties for $1.6 billion. The total rentable square feet of gross leasable area (“GLA”) (unaudited) of the Company was 19.7 million and 8.3 million square feet as of December 31, 2025 and 2024, respectively, all of which is fully occupied.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the year ended December 31, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,777	3	(1)	1,153
Industrial	Various	27,742	3	(1)	275
Industrial	Michigan	55,924	1	(2)	1,120
Industrial	Florida	15,041	1		170
Industrial	Various	34,691	2	(1), (2)	458
Industrial	Various	326,064	4		1,378
Industrial	Various	145,945	2	(1), (2)	1,773
Industrial	Various	25,881	2	(1)	83
Industrial	Missouri	95,138	3	(1)	1,414
Industrial	Illinois	21,290	1		164
Industrial	North Carolina	164,669	3		407
Total Industrial Properties		992,162	25		8,395
Retail Properties:
Retail	Washington	26,982	5	(1)	40
Retail	Michigan	2,305	1	(1)	4
Retail	Connecticut	3,872	1		10
Retail	Texas	35,982	8	(1)	98
Retail	Missouri	60,022	26	(1)	146
Retail	Alabama	19,777	6	(1)	34
Retail	Ohio	13,942	4	(1)	27
Retail	Arizona	17,724	4	(1)	18
Retail	Various	72,941	30	(1)	108
Retail	Various	60,217	18	(1)	84
Retail	Kentucky	9,975	1		31

Total Retail Properties		323,739	104		600
Office Properties:
Office / Headquarters	Ohio	196,450	2	(2)	1,609
Office / Headquarters	Georgia	93,496	1		310
Office / Headquarters	Wisconsin	35,037	1		87
Total Office Properties		324,983	4		2,006
Total		$1,640,884	133		11,001

(1) Properties subject to master lease agreement.

(2) Properties acquired from an affiliate of the Adviser.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the year ended December 31, 2024 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Pennsylvania	$21,897	1		242
Industrial	Various	25,415	2	(1)	401
Industrial	Utah	45,619	3	(1)	254
Industrial	Various	133,859	27	(1)	1,094
Industrial	Various	173,477	22	(1)	1,331
Industrial	Various	9,855	2	(1)	137
Industrial	Georgia	29,575	3	(1)	343
Industrial	Various	206,923	3	(1)	786
Industrial	Various	80,179	2	(1)	567
Industrial	Various	132,354	16	(1)	847
Industrial	Various	101,796	2	(1)	224
Total Industrial Properties		960,949	83		6,226

Retail Properties:
Retail	Washington	15,283	6	(1)	25
Retail	Kentucky	12,241	7	(1)	25
Retail	New Hampshire	7,894	4	(1)	20
Retail	Illinois	6,922	3	(1)	21
Retail	Alabama	8,143	4	(1)	38
Retail	Louisiana	13,509	5	(1)	30
Retail	South Carolina	2,727	1		7
Retail	Florida	9,911	3	(1)	19
Retail	Michigan	4,959	2	(1)	7
Retail	New Jersey	12,937	3	(1)	25
Retail	Minnesota	6,731	1		18
Retail	Pennsylvania	5,703	2	(1)	7
Retail	Washington	16,034	2	(1)	35
Retail	West Virginia	18,092	4	(1)	29
Retail	Florida	15,472	2	(1)	23
Total Retail Properties		156,558	49		329
Total		$1,117,507	132		6,555

(1) Properties subject to master lease agreement.

The Company capitalized $38.4 million and $11.7 million of acquisition costs during the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company acquired additional land adjacent to an existing industrial property in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.

Additionally, during the year ended December 31, 2025, the Company acquired three land parcels and two properties under development for an aggregate purchase price of approximately $44.2 million and $74.4 million, respectively. The land parcels are intended for data-center development, and the two properties under development are intended for industrial/manufacturing facilities. All of these properties are currently under development pursuant to build-to-suit lease arrangements.

The following table details the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Buildings and building improvements	$1,026,786	$590,193
Land	265,513	248,640
Land improvements	69,856	88,527
In-place lease intangibles	280,217	190,147
Total Purchase Price	$1,642,372	$1,117,507

During the years ended December 31, 2025 and 2024, the Company made deposits of $48.1 million and $4.9 million, respectively, for future acquisitions, which are included in Other assets on the Consolidated Balance Sheets.

4.
Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following ($ in thousands):

Intangible lease assets	December 31, 2025	December 31, 2024
In-place lease intangibles	$483,790	$203,574
Condominium interest	7,492	7,492
Total intangible lease assets	491,282	211,066
Accumulated amortization
In-place lease intangibles	(23,082)	(3,492)
Intangible lease assets, net	$468,200	$207,574

The estimated future amortization of the Company’s in-place intangible lease assets for each of the next five years and thereafter as of December 31, 2025 is as follows ($ in thousands):

Year	Amount
2026	$29,795
2027	29,800
2028	29,800
2029	29,800
2030	28,671
Thereafter	312,842
Total	$460,708

5.
Debt

Credit Facilities

On August 13, 2024, FNLR OP (the “Credit Facilities Borrower”) entered into a credit agreement (as amended on July 25, 2025, and as may be further amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), with the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Credit Facilities Borrower, the “Loan Parties”), the lenders, the L/C Issuer (each party thereto) and Bank of America, N.A. (“BofA”), as administrative agent. The Credit Agreement initially provided for (i) a $120.0 million revolving credit facility, of which $25.0 million was available for standby letters of credit and (ii) a $5.0 million term loan credit facility.

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

On November 20, 2025, the Credit Facilities were amended (the “Fourth Amendment”) to increase the aggregate commitments to the Revolving Credit Facility from $1,047.5 million to $1,347.5 million and to increase the aggregate outstanding principal amount of the Term Loan Facility from $227.5 million to $302.5 million. In addition, the Fourth Amendment expanded the accordion feature to permit future increases in the aggregate principal amount of the Credit Facilities up to $2,500,000,000, introduced a new multicurrency tranche (the “Multicurrency Tranche”) under the Revolving Credit Facility to allow borrowings in certain alternative currencies (including Euro, British Pound Sterling and Canadian Dollar), and temporarily increased the borrowing base advance rate to 65% from 60% through March 31, 2026.

The following table details key terms of the Credit Facilities as of December 31, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$1,010,100	5.87%	10/16/2026	$1,347,500
Total Secured Revolving Credit Facility	1,010,100

Term Loan Facility	$302,500	5.83%	10/16/2026	$302,500
Deferred financing costs, net	(3,006)
Term Loan Facility, net	299,494
Total Credit Facilities, net	$1,309,594

(1)
Includes a $25.0 million sublimit of standby letters of credit.

The following table details key terms of the Credit Facilities as of December 31, 2024 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$562,500	6.26%	10/17/2025	$677,500
Total Secured Revolving Credit Facility	562,500
Term Loan Facility	$122,500	6.32%	10/17/2025	$122,500
Deferred financing costs, net	(1,346)
Term Loan Facility, net	121,154
Total Credit Facilities, net	$683,654

(1)
Includes a $25.0 million sublimit of standby letters of credit.

At the option of the Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Fund’s Rate plus half of 1%, (B) Bank of America’s prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%, plus a margin ranging from 0.40% to 0.90%. The secured revolving credit facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% to and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty. The Company may extend the maturity date of the Credit Facilities by utilizing three one-year extension options, which are exercisable at the Company’s discretion. Prior to October 16, 2026, the Company plans to exercise the second extension option in order to extend the maturity date to October 16, 2027.

The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of December 31, 2025, the Company was in compliance with all of its loan covenants.

Subsidiary Loan Agreement and Carveout Guaranty

On September 19, 2025, FNLR Logistics LLC, a Delaware limited liability company (“Subsidiary Loan Borrower 1”) and FNLR Grocery LLC, a Delaware limited liability company (“Subsidiary Loan Borrower 2” and Subsidiary Loan Borrower 1 and Subsidiary Loan Borrower 2 are, individually and/or collectively (as the context requires) referred to herein as “Subsidiary Loan Borrower”), each an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Subsidiary Loan Agreement”) with Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto. Pursuant to the Subsidiary Loan Agreement, the lenders agreed to make loans available to Subsidiary Loan Borrower on an uncommitted basis in an aggregate principal amount not to exceed $347.5 million (the “Subsidiary Loan”). Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on

September 19, 2028 subject to two (2) extension options of one (1) year each, which if exercised would expire on September 19, 2030, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used under this description of the Subsidiary Loan Agreement and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

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

On November 25, 2025, the Subsidiary Loan Borrower entered into a Letter Amendment to the Subsidiary Loan Agreement, by and among Bank of America, N.A., as administrative agent, the Subsidiary Loan Borrower and the Operating Partnership, pursuant to which certain representation of the Subsidiary Loan Borrower was revised to include specific provisions related to the Jurupa Valley Net Lease, as defined and described therein.

Print Subsidiary Loan

On December 23, 2025, FNLR Print LLC, a Delaware limited liability company (“Print”), an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Print Subsidiary Loan Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Print Administrative Agent”), and the lenders from time to time party thereto. Pursuant to the Print Subsidiary Loan Agreement, the lenders agreed to make loans available to Print on an uncommitted basis in an aggregate principal amount not to exceed $111.1 million (the “Print Subsidiary Loan”). Subject to the terms and conditions of the Print Subsidiary Loan Agreement, all amounts outstanding under the Print Subsidiary Loan Agreement will be due and payable in full on December 23, 2028, or such earlier date upon which the Print Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used under this description of the Print Subsidiary Loan Agreement and not otherwise defined herein shall have the meaning attributed to such terms in the Print Subsidiary Loan Agreement.

The obligations of Print under the Print Subsidiary Loan Agreement are secured by substantially all of the assets of Print, subject to certain exclusions set forth in the Print Subsidiary Loan Agreement and the other loan documents. Further, the Print Subsidiary Loan will bear interest at the lesser of (i) a rate equal to Monthly SOFR, plus one hundred ninety basis points (1.90%) per annum and (ii) the maximum non-usurious interest rate. The Print Subsidiary Loan is prepayable, in whole or in part, at any time without premium or penalty, in accordance with the terms of the Print Subsidiary Loan Agreement.

The Print Subsidiary Loan Agreement contains various restrictions and covenants applicable to Print. Among other requirements, Print may not exceed certain debt limitations and is subject to certain distribution limitations, subject to certain carveouts described more fully therein.

The Print Subsidiary Loan Agreement also contains customary events of default. If an event of default under the Print Subsidiary Loan Agreement occurs and is continuing, then the Print Administrative Agent may declare any outstanding obligations under the Print Subsidiary Loan Agreement to be immediately due and payable. In addition, if Print becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Print Subsidiary Loan Agreement will automatically become due and payable.

In connection with the Print Subsidiary Loan Agreement, Operating Partnership provided a guaranty (the “Print Carveout Guaranty”), pursuant to which Operating Partnership (i) agreed to guarantee certain post-closing obligations of Print under the Print Subsidiary Loan Agreement related to certain title insurance policy, (ii) agreed to guarantee the payment of the indebtedness pursuant to the Print Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to Print or any property and (iii) agreed to satisfy certain financial covenants as set forth in the Carveout Guaranty, including minimum net worth and liquidity requirements. Operating Partnership is also liable under the Carveout Guaranty for costs, expenses, damages and losses actually incurred by the Print Administrative Agent resulting from customary “bad boy” events pertaining to Operating Partnership as described more fully in the Carveout Guaranty.

The following table details key terms of the Subsidiary Loans as of December 31, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.73%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.63%	12/23/2028	$111,100
Deferred financing costs, net	(4,189)
Total Subsidiary Loans, net	$454,411

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of December 31, 2025:

Year (1)	Credit Facilities	Term Loans
2026	$—	$—
2027	—	—
2028	1,010,100	761,100
2029	—	—
2030	—	—
Thereafter	—	—
Total	$1,010,100	$761,100

(1) For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

6.
Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate ($ in thousands):

	December 31, 2025	December 31, 2024
Advanced organizational and offering costs	$11,229	$14,048
Repurchases payable	5,302	—
General and administrative expenses	1,864	1,255
Accrued management fee	1,317	691
Performance participation allocation	8,431	1,874
Accrued shareholder servicing fee	20,862	—
Total	$49,005	$17,868

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Consolidated Balance Sheets. Approximately $11.2 million and $14.0 million of reimbursable costs were payable to the Adviser at December 31, 2025 and 2024, respectively.

Repurchases Payable

During the year ended December 31, 2025, the Adviser submitted 491,925 Class A Units, previously issued as payment for management fees, for repurchase by the Company for a total of $5.3 million. The amount due is recorded as a component of Due to affiliate on the Company’s Consolidated Balance Sheets. At December 31, 2025, the Company owed the Adviser approximately $5.3 million in connection with this repurchase.

General and Administrative Expenses

The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $1.5 million and $0.9 million in general and administrative expenses were payable to the Adviser at December 31, 2025 and 2024, respectively. Approximately $0.4 million was payable to members of the Company’s board of trustees related to compensation expense at December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Company issued 1,012,567 Class A OP units and 67,171 Class E shares and recognized management fees of $12.1 million on the Consolidated Statements of Operations. During the year ended December 31,

2024, the Company issued 281,963 Class E shares and recognized management fees of $3.6 million on the Consolidated Statements of Operations. The Company did not issue shares or incur management fees during the period from January 24, 2023 (Date of Formation) through December 31, 2023.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the year ended December 31, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year 2024.

The Company recognized $8.4 million and $1.9 million of performance participation allocation expense in the Company's Consolidated Statements of Operations during the years ended December 31, 2025 and 2024, respectively. The Company did not recognize any performance participation allocation expense during the period from January 24, 2023 (Date of Formation) through December 31, 2023.

Accrued Shareholder Servicing Fees

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. The Company accrues ongoing shareholder servicing fees payable to the Dealer Manager for ongoing services rendered to Class S and Class F-S shareholders equal to 0.85% per annum of the aggregate NAV of the outstanding shares. The ongoing servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders and level of servicing fees attributed to such share class, which currently approximates 8.75%. The Company subsequently reassesses such liability at each reporting period.

Prior to April 11, 2025, the accrued ongoing shareholder servicing fees were recorded as a component of Other liabilities on the Company’s Consolidated Balance Sheets. Subsequent to April 11, 2025, the accrued ongoing shareholder servicing fees are recorded as a component of Due to affiliates on the Company’s Consolidated Balance Sheets.

Related Party Share Ownership

As of December 31, 2025, FIG LLC owns 2,141,207 Class E shares for an aggregate purchase price of $23.4 million.

Real Estate Transactions

Investments in real estate, net and Intangible assets, net include properties that were acquired from affiliates of the Adviser. During the year ended December 31, 2025, the Company acquired five industrial and two office properties for $236.6 million and $196.5 million, respectively, from affiliates of the Adviser. During the year ended December 31, 2024 and for the period from January 24, 2023 (Date of Formation) through December 31, 2023, the Company did not acquire any properties from a related party.

7.
Derivative Financial Instruments

The Company uses interest rate swaps to minimize the interest rate risk associated with the Company’s Credit Facilities variable interest expense.

The following table is a summary of the Company’s outstanding interest rate swap agreements ($ in thousands):

				December 31, 2025		December 31, 2024
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Notional Amount	Fair Value	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	$250,000	$(473)	$—	$—
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	150,000	(243)	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	60,000	(84)	60,000	948
Total Swaps				$460,000	$(800)	$60,000	$948

The following table details the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations during the year ended December 31, 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	December 31, 2025		December 31, 2025
Interest rate swaps	$(1,748)	Interest Expense	$1,704
Total	$(1,748)		$1,704

The following table details the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations during the year ended December 31, 2024 ($ in thousands):

	Amount of Unrealized Gain Recognized in OCI	Location of Gain Recognized in Income on Derivatives	Amount of Gain Reclassified from Accumulated OCI into Income
	December 31, 2024		December 31, 2024
Interest rate swaps	$948	Interest Expense	$215
Total	$948		$215

The Company did not hold any derivative financial instruments for the period from January 24, 2023 (Date of Formation) through December 31, 2023.

8.
Equity

Authorized Capital

As of December 31, 2025, the Company had the authority to issue an unlimited number of preferred shares and eight classes of common shares including Class S, Class I, Class F-S, Class F-D, Class F-I, Class B, Class D-S, and Class E. Class E shares are classified as redeemable common shares on the Company's Consolidated Balance Sheets. The Company also previously issued Class F-I X, Class B-X and Class D-X which represented Class F-I shares, Class B shares and Class D shares, respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding. The Initial Share Offering Period ended as of February 1, 2024. As of December 31, 2025, there were no Class F-I X, Class B-X or Class D-X shares outstanding Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Class S	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(1)	Class D-S(2)	Class D-X	Class E	Total
January 24, 2023 (Date of Formation)	—	—	—	—	—	—	—	—	—	—	—
Common shares issued	—	—	—	—	2,342	2,855	6,469	—	—	202	11,868
Distribution reinvestment	—	—	—	—	4	1	4	—	—	—	9
Class transfers	—	—	—	—	—	(754)	754	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	—	—	—	—	—
December 31, 2023	—	—	—	—	2,346	2,102	7,227	—	—	202	11,877
Common shares issued	—	—	2,980	32,529	630	3,669	1,053	—	27,094	323	68,278
Distribution reinvestment	—	—	8	364	53	30	26	249	244	7	981
Class transfers	—	—	—	7,869	(3,029)	(5,801)	(8,306)	35,364	(25,991)	—	106
Common shares repurchased	—	—	—	(299)	—	—	—	—	—	(3)	(302)
December 31, 2024	—	—	2,988	40,463	—	—	—	35,613	1,347	529	80,940
Common shares issued	15	12,673	20,924	27,104	—	—	—	—	—	2,324	63,040
Distribution reinvestment	—	200	413	1,689	—	—	—	757	—	12	3,071
Class transfers	—	(10)	—	(40)	—	—	—	1,356	(1,347)	49	8
Common shares repurchased	—	(21)	(13)	(979)	—	—	—	(198)	—	(370)	(1,581)
December 31, 2025	15	12,842	24,312	68,237	—	—	—	37,528	—	2,544	145,478

(1)
As of December 31, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(2)
Class D shares were renamed to Class D-S shares effective November 14, 2024.

Redeemable Common Shares

In connection with the Company’s payment of its management fee, the Adviser holds Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares that are held by affiliates of the Company as redeemable common shares outside of equity on the Company’s Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $23.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company has 2,544,453 and 529,372 redeemable common shares issued and outstanding, respectively.

The redeemable common shares are recorded at the greater of (i) their issuance amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.8 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively.

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

Other than as described for redeemable common shares and redeemable non-controlling interests, the Company is not obligated to repurchase any shares or units, including shares or units held by the Adviser acquired as payment of the Adviser’s management fee or held by the Special Limited Partner for its performance participation interest, and may choose to repurchase fewer shares than have been requested to be repurchased, or none at all, in its discretion at any time. Further, the Company’s board of trustees may make exceptions to, modify or suspend the Company’s share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer shares than such repurchase limitations) if it deems such action to be in the Company’s best interest. In the event that the Company determines to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro-rata basis.

For the years ended December 31, 2025 and 2024, the Company repurchased 1,581,009 shares of common shares, which included 21,239 Class I shares, 13,201 Class F-S shares, 978,535 Class F-I shares, 197,575 Class D-S shares and 370,459 Class E shares, for a total of $16.4 million. Additionally, the Company repurchased 672,987 Class A OP units for a total of $7.2 million during the year ended December 31, 2025. The Company had no unfilled repurchase requests during the year ended December 31, 2025.

For the year ended December 31, 2024, the Company repurchased 301,666 shares of common shares, which included 299,303 Class F-I shares and 2,363 Class E shares, for a total of $3.0 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2024.

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

The following table details the aggregate net distributions declared for each applicable class of common shares:

	Year Ended December 31, 2025
	Class S(1)	Class I(1)	Class F-S	Class F-I	Class D-S	Class D-X(1)	Class E
Aggregate net distributions declared per share	$0.1058	$0.6429	$0.6283	$0.7149	$0.7137	$0.1678	$0.7837

	Year Ended December 31, 2024
	Class S	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(3)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$—	$0.1800	$0.4994	$0.3241	$0.1756	$0.0835	$0.4073	$0.5829	$0.5829

	From January 24, 2023 (Date of Formation) through December 31, 2023
	Class S	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C(2)	Class D-S(3)	Class D-X	Class E
Aggregate net distributions declared per share	$—	$—	$—	$0.0792	$—	$0.0792	$0.0792	$—	$—	$0.0792

(1)
Shares were outstanding for a portion of the year ended December 31, 2025. As of December 31, 2025, all Class D-X shares were automatically converted into Class D-S shares.
(2)
As of December 31, 2025, pursuant to the terms of the Class C shares and Class D shares, all outstanding Class C shares were automatically converted into Class D shares.
(3)
Class D shares were renamed to Class D-S shares effective November 14, 2024.

Redeemable Non-Controlling Interests

In connection with its performance participation interest, the Special Limited Partner receives Class A units of FNLR OP. The Special Limited Partner received 181,062 Class A units of FNLR OP during the year ended December 31, 2025 for 2024 fiscal year service. The Special Limited Partner repurchased all 181,062 Class A units of FNLR OP on April 30, 2025. Additionally, in connection with the payment of management fees, the Adviser owns 520,642 Class A units of FNLR OP. See Note 6 - Related Party Transactions for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A units for either Class E shares in the Company or cash at their election, the Company has classified these Class A units as Redeemable non-controlling interests outside of equity on the Company's Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million during the year ended December 31, 2025.

The following table details the redeemable non-controlling interest activity related to the Special Limited Partner for the years ended December 31, 2025 and 2024 ($ in thousands):

Year Ended
December 31, 2025
Balance at beginning of period	$—
Settlement of prior performance participation allocation and management fee	12,629
Repurchases	(7,193)
Offering costs	(4)
Net income	218
Other comprehensive loss	(10)
Distributions	(385)
Redemption value allocation	459
Ending balance	$5,714

Share-Based Compensation

The Company accrued $0.3 million of non-cash compensation expense at December 31, 2025 and 2024.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other Assets ($ in thousands):

	December 31, 2025	December 31, 2024
Straight-line rent receivable	$46,060	$9,603
Deposits	53,047	4,941
Deferred financing costs, net	11,584	5,573
Derivative swap asset	—	948
Lease commissions, net	673	696
Other receivables	8,889	476
Total Other Assets	$120,253	$22,237

The following table summarizes the components of Other Liabilities ($ in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$6,438	$13,974
Prepaid rental income	8,179	5,474
Accrued shareholder servicing fee	—	2,626
Derivative swap liability	800	—
Accrued interest payable	2,524	1,526
Repurchases payable	2,297	27
Other accrued expenses and liabilities	7,895	2,734
Total Other Liabilities	$28,133	$26,361

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
Base rent(1)	$147,890	$31,779	$58
Straight-line rental revenue	36,456	9,576	27
Total Rental Revenue	$184,346	$41,355	$85

(1) Base rent consists of fixed lease payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of December 31, 2025 ($ in thousands):

Year	Future Minimum Receipts
2026	$224,682
2027	250,691
2028	285,664
2029	292,469
2030	297,588
Thereafter	4,711,515
Total	$6,062,609

11.
Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $711.1 million and $99.6 million as of December 31, 2025 and 2024, respectively, in connection with its properties under development.

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

The following tables detail net income/(loss) per common share ($ in thousands, except per share data):

	Year Ended December 31, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$—	$726	$2,116	$11,597	$11,471	$77	$764	$26,751
Weighted average common shares outstanding - basic	2	5,922	12,050	58,609	37,177	166	1,882	115,809
Net income per common share - basic	$—	$0.12	$0.18	$0.20	$0.31	$0.46	$0.41	$0.23
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$218	$218
Net income attributable to FNLR shareholders - dilutive	$—	$726	$2,116	$11,597	$11,471	$77	$982	$26,969
Effect of dilutive OP units	—	—	—	—	—	—	527	527
Weighted average common shares outstanding - diluted	2	5,922	12,050	58,609	37,177	166	2,409	116,336
Net income per common share - diluted	$—	$0.12	$0.18	$0.20	$0.31	$0.46	$0.41	$0.23

	Year Ended December 31, 2024
	Class S	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net income	$—	$—	$69	$1,991	$607	$367	$228	$3,524	$4,725	$94	$11,605
Weighted average number of common shares outstanding	—	—	596	17,826	2,003	1,351	579	16,518	16,327	303	55,503
Net income per common share - basic and diluted	$—	$—	$0.12	$0.11	$0.30	$0.27	$0.39	$0.21	$0.29	$0.31	$0.21

	For the period from January 24, 2023 (Date of Formation) through December 31, 2023
	Class S	Class I	Class F-S	Class F-I	Class F-I X	Class B-X	Class C	Class D-S	Class D-X	Class E	Total
Net loss	$—	$—	$—	$—	$(1,238)	$(1,112)	$(3,824)	$—	$—	$(107)	$(6,281)
Weighted average number of common shares outstanding	—	—	—	—	407	271	873	—	—	36	1,587
Net loss per common share - basic and diluted	$—	$—	$—	$—	$(3.04)	$(4.10)	$(4.38)	$—	$—	$(2.97)	$(3.96)

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

14.
Subsequent Events

The Company has evaluated events and transactions that occurred after December 31, 2025 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from December 31, 2025 through the date the consolidated financial statements were issued.

Proceeds from the Issuance of Common Shares

Subsequent to December 31, 2025, the Company issued the following shares (in thousands, except for share amounts):

	Shares	Gross Proceeds
Class S	4,204,633	$43,454
Class I	6,194,123	64,182
Class F-S	1,355,058	14,039
Class F-I	4,655,274	48,687
Class D-S	191,516	2,043
Class E	9,303	100
Total	16,609,907	$172,505

In addition, on January 2, 2026, the Company issued 28,139 Class E shares to the board of trustees as payment for $0.3 million compensation expense for 2025 fiscal year service.

Issuance of Class A Units of FNLR OP

Subsequent to December 31, 2025, the Company issued 357,525 Class A units of FNLR OP to the Adviser as payment for $3.9 million of management fees.

Subsequent to December 31, 2025, the Company issued 768,181 Class A units of FNLR OP to the Special Limited Partner as payment for $8.4 million performance participation allocation fees.

Repurchases of Common Shares

Subsequent to December 31, 2025, the Company repurchased the following shares (in thousands, except for share amounts):

	Shares	Amount
Class I	38,211	$389
Class F-S	58,546	609
Class F-I	138,075	1,446
Class D-S	135,654	1,453
Total	370,486	$3,897

Acquisitions

On February 9, 2026, the Company acquired one retail property in Maine for $1.7 million in connection with an existing retail portfolio.

On March 11, 2026, the Company acquired one industrial property in New York for $47.1 million.

On March 20, 2026, the Company acquired three retail properties in Alabama for $5.9 million.

On March 26, 2026, the Company acquired a portfolio of 10 industrial properties in France for an aggregate purchase price of approximately $63.8 million.

Borrowings

Subsequent to December 31, 2025, the Company repaid $163.0 million and drew an additional $87.4 million on the outstanding principal balance of the Secured Revolving Credit Facility. Additionally, the Company drew $22.5 million on the Term Loan Facility.

Fifth Amendment to Credit Agreement

On January 29, 2026, the Operating Partnership, as borrower, the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Operating Partnership, the “Loan Parties”), entered into that certain Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with each lender party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”), amending that certain Credit Agreement, initially dated August 13, 2024 and as most recently amended on November 20, 2025 (and as amended by the Fifth Amendment, the “Credit Agreement”), among the Loan Parties, the lenders party thereto and the Administrative Agent. Capitalized terms used in this description and not otherwise defined herein shall have the meaning attributed to such terms in the Credit Agreement.

Pursuant to the Fifth Amendment, the aggregate principal amount of the Credit Facilities was increased from $1,650,000,000 to $1,800,000,000 in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $1,347,500,000 to $1,475,000,000 (the “Revolving Credit Facility”), and (ii) an increase in the term loan facility from $302,500,000 to $325,000,000 (the “Term Loan Facility”; and together with the Revolving Credit Facility, collectively, the “Credit Facilities”). In addition, the Fifth Amendment (x) increased from 15% to 30% the cap on the Borrowing Base Value attributable to Borrowing Base Properties that have Commercial Net Leases with tenants that are retail branches of banks, credit unions, or other financial institutions, (y) updated the calculations of unused fee, and (z) clarified the lenders entitled to the unused fee. Old National Bank also joined as a new lender.

First Amendment to Subsidiary Loan Agreement

On February 25, 2026, the Subsidiary Loan Borrower entered into that certain Omnibus First Amendment to Loan Documents and Guarantor Reaffirmation (the “First Amendment to Subsidiary Loan Agreement”), by and among Bank of America, N.A., as administrative agent, the Subsidiary Loan Borrower and the Operating Partnership. The First Amendment to Subsidiary Loan Agreement amended the Subsidiary Loan Agreement to, among other things, (i) update the definition of Affiliate to expressly exclude the Mubadala Group as an Affiliate of Borrower, Operating Partnership, Fortress or any of their subsidiaries, (ii) eliminate certain restrictions on lenders in the event of a lender assignment, participation or pledge if an Event of Default exists, (iii) require the delivery of unaudited quarterly financial statements even when a Cash Sweep Period does not exist and (iv) clarify the requirements for an acceptable SOFR Swap Contract based on the outstanding principal balance of the Loan. Capitalized terms used in this paragraph and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

On February 25, 2026, Bank of America, N.A., as a lender, U.S. Bank National Association and Bank of America, N.A., as administrative agent, entered into that certain Assignment and Assumption, pursuant to which U.S. Bank National Association was joined as a new lender to the Subsidiary Loan Agreement.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025

($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried a the Close of Period
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Land and Land Improvements	Buildings	Total	Accumulated Depreciation	Year Acquired
Industrial Properties
Industrial	Pennsylvania	1	$—	$4,482	$48,383	$876	$9,454	$5,358	$57,837	$63,195	$(2,008)	2023
Industrial	Missouri	1	—	15,388	84,292	500	6,368	15,888	90,660	106,548	(1,659)	2023
Industrial	Tennessee	1	—	1,909	29,875	250	3,921	2,159	33,796	35,955	(1,168)	2023
Industrial	Wisconsin	1	—	3,956	49,365	—	—	3,956	49,365	53,321	(3,549)	2023
Industrial	Pennsylvania	1	—	4,815	11,459	—	—	4,815	11,459	16,274	(957)	2024
Industrial	Various	2	—	5,600	13,585	—	1,000	5,600	14,585	20,185	(1,436)	2024
Industrial	Utah	3	—	10,963	26,748	—	—	10,963	26,748	37,711	(1,954)	2024
Industrial	Various	27	—	59,644	53,209	—	—	59,644	53,209	112,853	(6,119)	2024
Industrial	Various	22	—	57,968	86,919	—	—	57,968	86,919	144,887	(6,634)	2024
Industrial	Various	2	—	2,775	5,463	—	—	2,775	5,463	8,238	(433)	2024
Industrial	Georgia	3	—	7,723	16,813	—	—	7,723	16,813	24,536	(990)	2024
Industrial	Various	3	—	47,265	118,335	—	—	47,265	118,335	165,600	(5,167)	2024
Industrial	Various	2	—	24,990	39,499	—	—	24,990	39,499	64,489	(1,871)	2024
Industrial	Various	16	—	59,635	55,893	—	—	59,635	55,893	115,528	(3,161)	2024
Industrial	Various	2	—	18,397	65,962	—	—	18,397	65,962	84,359	(2,206)	2024
Industrial	Various	3	—	9,440	46,645	—	—	9,440	46,645	56,085	(1,654)	2025
Industrial	Various	3	—	5,569	17,150	—	—	5,569	17,150	22,719	(574)	2025
Industrial	Michigan	1	—	4,853	36,615	—	—	4,853	36,615	41,468	(1,133)	2025
Industrial	Florida	1	—	2,663	9,320	—	2,250	2,663	11,570	14,233	(238)	2025
Industrial	Various	2	—	8,113	19,736	—	—	8,113	19,736	27,849	(471)	2025
Industrial	Various	4	258,416	126,835	153,581	—	—	126,835	153,581	280,416	(1,840)	2025
Industrial	Various	2	89,084	10,879	105,667	—	—	10,879	105,667	116,546	(1,118)	2025
Industrial	Various	2	—	14,586	8,336	—	—	14,586	8,336	22,922	(128)	2025
Industrial	Missouri	3	—	16,806	56,091	—	—	16,806	56,091	72,897	(97)	2025
Industrial	Illinois	1	—	6,759	10,822	—	—	6,759	10,822	17,581	(16)	2025
Industrial	North Carolina	3	111,100	28,608	120,262	—	—	28,608	120,262	148,870	(91)	2025
Total Industrial Properties		112	458,600	560,621	1,290,025	1,626	22,993	562,247	1,313,018	1,875,265	(46,672)

Retail Properties
Retail	Washington	6	—	2,684	10,717	—	—	2,684	10,717	13,401	(723)	2024
Retail	Kentucky	7	—	3,248	7,419	—	—	3,248	7,419	10,667	(592)	2024
Retail	New Hampshire	4	—	1,861	4,934	—	—	1,861	4,934	6,795	(356)	2024
Retail	Illinois	3	—	1,464	4,443	—	—	1,464	4,443	5,907	(289)	2024
Retail	Alabama	4	—	1,158	5,676	—	—	1,158	5,676	6,834	(362)	2024
Retail	Louisiana	5	—	3,898	7,845	—	—	3,898	7,845	11,743	(442)	2024
Retail	South Carolina	1	—	346	2,023	—	—	346	2,023	2,369	(106)	2024
Retail	Florida	3	—	3,398	5,350	—	—	3,398	5,350	8,748	(284)	2024
Retail	Michigan	3	—	2,051	4,323	—	—	2,051	4,323	6,374	(210)	2024
Retail	New Jersey	3	—	3,736	7,718	—	—	3,736	7,718	11,454	(256)	2024
Retail	Minnesota	1	—	1,531	4,299	—	—	1,531	4,299	5,830	(184)	2024
Retail	Pennsylvania	2	—	1,820	3,212	—	—	1,820	3,212	5,032	(122)	2024
Retail	Washington	7	—	12,328	25,752	—	—	12,328	25,752	38,080	(902)	2024
Retail	West Virginia	4	—	2,659	13,403	—	—	2,659	13,403	16,062	(479)	2024

Retail	Florida	2	—	5,035	8,825	—	—	5,035	8,825	13,860	(327)	2024
Retail	Connecticut	1	—	942	2,405	—	—	942	2,405	3,347	(85)	2025
Retail	Texas	8	—	7,844	23,316	—	—	7,844	23,316	31,160	(445)	2025
Retail	Missouri	26	—	16,298	36,189	—	—	16,298	36,189	52,487	(855)	2025
Retail	Alabama	6	—	4,864	12,298	—	—	4,864	12,298	17,162	(113)	2025
Retail	Ohio	4	—	2,295	9,868	—	—	2,295	9,868	12,163	(117)	2025
Retail	Arizona	4	—	5,524	10,208	—	—	5,524	10,208	15,732	(107)	2025
Retail	Various	30	—	17,823	45,570	—	—	17,823	45,570	63,393	(408)	2025
Retail	Various	18	—	13,129	39,413	—	—	13,129	39,413	52,542	(109)	2025
Retail	Kentucky	1	—	389	8,184	—	—	389	8,184	8,573	(14)	2025
Total Retail Properties		153	—	116,325	303,390	—	—	116,325	303,390	419,715	(7,887)

Office / Headquarters Properties
Office / Headquarters	Ohio	2	—	5,606	143,869	—	—	5,606	143,869	149,475	(2,869)	2025
Office / Headquarters	Georgia	1	—	8,946	70,793	—	—	8,946	70,793	79,739	(689)	2025
Office / Headquarters	Wisconsin	1	—	6,712	22,930	—	—	6,712	22,930	29,642	(7)	2025
Total Office / Headquarters Properties		4	—	21,264	237,592	—	—	21,264	237,592	258,856	(3,565)

Properties Under Development
Data Center	Idaho	1	—	—	22,048	—	—	—	22,048	22,048	—	2025
Data Center	Wyoming	1	—	—	3,834	—	—	—	3,834	3,834	—	2025
Industrial	Kentucky	1	—	—	11,489	—	—	—	11,489	11,489	—	2025
Data Center	Minnesota	1	—	—	18,863	—	—	—	18,863	18,863	—	2025
Industrial	North Carolina	1	—	—	66,491	—	—	—	66,491	66,491	—	2025
Total Properties Under Development		5	—	—	122,725	—	—	—	122,725	122,725	—
Portfolio Total		274	$458,600	$698,210	$1,953,732	$1,626	$22,993	$699,836	$1,976,725	$2,676,561	$(58,124)

	December 31, 2025	December 31, 2024
Real Estate:
Balance at beginning of year	$1,154,280	$98,488
Additions during the year:
Land and land improvements	478,284	344,138
Building and tenant improvements	1,043,997	711,654
Balance at the end of the year	$2,676,561	$1,154,280

Accumulated Depreciation:
Balance at beginning of year	$(10,532)	$(25)
Accumulated depreciation	(47,592)	(10,507)
Balance at the end of the year	$(58,124)	$(10,532)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report was made under the supervision and with the participation of our management, including our Co-Chief Executive Officer (“Co-CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our Co-CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Trustees and Executive Officers

Information regarding our trustees and executive officers is set forth below:

Name	Age*	Position
Ahsan Aijaz	47	Co-Chief Executive Officer and Trustee
Avraham Dreyfuss	53	Chief Financial Officer
Lewis A. Burleigh	85	Trustee
Deborah Doyle McWhinney	70	Trustee
David Weinreb	61	Trustee

* As of March 26, 2026

Each trustee will hold office until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his, her or its successor.

Each officer holds office at the pleasure of our board of trustees until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.

Joshua Pack served as Co-Chief Executive Officer and trustee of the Company, as well as a member of the Adviser’s investment committee, until he passed away on September 29, 2025. As a result of Mr. Pack’s sudden passing, there is a vacancy on the Company’s board of trustees.

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

Independent Trustees

Lewis A. Burleigh is a member of our board of trustees. He is a retired partner of the international law firm, Dechert, LLP where he practiced from 2001 to 2016, and a co-founder and managing director of CRE Insurance Solutions LLC, an excess lines insurance broker specializing in the placement of residual value and lease enhancement insurance for the credit tenant lease market. During his career as a lawyer, Mr. Burleigh was admitted to the bars of New York, California, Massachusetts and Pennsylvania, and was an active member of the American College of Investment Counsel and the International Law Society. Early in his career, he served as chairman of a fifty-lawyer law firm, and was its lead negotiator of its merger into a larger firm, on whose executive committee he also served. He specialized in net lease financing of real estate, and personally negotiated, documented and closed over two thousand transactions involving many billions of dollars, with an emphasis on multi-property, multi-state transactions. He is the Founding Director Emeritus of the Boston Public Library and its executive and audit committees. Mr. Burleigh received his Bachelor of Arts from Harvard College and graduated from Harvard Law School. We believe that Mr. Burleigh’s experience practicing as a corporate lawyer provides valuable insight to the board of trustees on regulatory and risk management issues and his experience as a partner in investment firms and over 30 years of experience serving as a director for the foregoing companies provide industry specific knowledge and expertise to the board of trustees.

Deborah Doyle McWhinney is a member of our board of trustees. Ms. McWhinney currently serves on the board of directors of Borg Warner since 2018 and Franklin Templeton ETF funds since 2020. She also serves as a Trustee of California Institute of Technology and the JPL since 2007 and the Institute for Defense Analysis since 2011. She was elected Chair in May 2024. Ms. McWhinney also served on the board of directors of S&P Global from 2022 to 2024 and IHS Markit from 2016 to 2022. Previously in her career she held executive roles at BAC, VISA, Charles Schwab, and Citibank. In all of her roles she led major transformation in payments, investments and domestic and international financial services. Ms. McWhinney received her Bachelor of Arts from the University of Montana in 1977. We believe that Ms. McWhinney’s experience as an executive and leading major transformation in payments, investments and domestic and international financial services provides the board of trustees with valuable knowledge and insight in the credit and financial services sector.

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

Executive Officers

For information concerning the background of Mr. Aijaz, see “—Trustees—Non-Independent Trustees” above.

Avraham Dreyfuss is the Chief Financial Officer of the Company. Mr. Dreyfuss is also the Chief Financial Officer and a Managing Director of Fortress Credit Realty Income Trust since June 2024, and Chief Financial Officer of Fortress Private Lending Fund since July 2025, both affiliates of the Company. Mr. Dreyfuss joined Fortress in April 2010. Prior to joining Fortress, Mr. Dreyfuss was the CFO at HG Vora Capital, a distressed credit hedge fund in New York City. Mr. Dreyfuss has extensive experience in the alternative investment industry working at various funds including his work as the Controller for the Lehman Brothers Absolute Strategies Division. Mr. Dreyfuss holds a B.A. in Accounting and Information Systems from Queens College of the City University of New York, and a CPA designation.

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

Corporate Governance

We currently have a four-member board, with a vacancy on the board created by Mr. Pack’s passing. Our board of trustees may change the number of trustees, but not to fewer than three nor more than fifteen, unless we amend our Bylaws. Although our Declaration of Trust does not require a minimum number of independent trustees, the board of trustees has determined that Lewis A. Burleigh, Deborah Doyle McWhinney and David Weinreb are independent trustees, giving us a majority independent board of trustees. Pursuant to our Declaration of Trust, the Company has adopted the definition of independence in NYSE Listing Manual Rule 303A.02, as such rules or requirements may be amended from time to time, in assessing whether a trustee qualifies as “independent.” We expect the board to continue to have a majority of independent trustees, except for a period of up to 60 days after the death, removal or resignation of an independent trustee pending the election of a successor independent trustee.

Each trustee will serve until his or her resignation, removal, death, adjudication of legal incompetence or until the election and qualification of his, her or its successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed in certain limited circumstances by the shareholders upon the affirmative vote of shareholders entitled to cast at least two-thirds of all the votes entitled to be cast on the matter by the holders of our outstanding shares. A vacancy on our board of trustees resulting from any cause (other than removal by the shareholders for “cause”), may be filled only by a vote of a majority of the remaining trustees, or in the case of election of an independent trustee, after nomination by a majority of the remaining independent trustees (if any remaining trustees are independent trustees). A vacancy on our board of trustees resulting from removal by the shareholders may be filled only by the shareholders.

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

Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Adviser, including our co-principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Conduct, as it relates to those also covered by Fortress’s code of conduct, operates in conjunction with, and in addition to, Fortress’s code of conduct. Our Code of Conduct is designed to comply with SEC regulations relating to codes of conduct and ethics and filed as Exhibit 14 to this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

This section provides information about the material elements of compensation that are paid, awarded to, or earned by, our named executive officers for fiscal year 2025, who consist of any individual who served as our principal executive officer during fiscal year 2025, and our two most highly compensated executive officers who were serving at the end of fiscal year 2025 other than our principal executive officer. For fiscal year 2025, our named executive officers and their respective positions were as follows:

•
Ahsan Aijaz, Co-Chief Executive Officer and Trustee;
•
Avraham Dreyfuss, Chief Financial Officer; and
•
Joshua Pack, Former Co-Chief Executive Officer and Trustee(1)

(1) Mr. Pack passed away on September 29, 2025.

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

During fiscal year 2025, the aggregate amount that we reimbursed to the Adviser and its affiliates for the allocable portion of the compensation paid by the Adviser or its affiliates to our named executive officers was equal to $118,245. Please see the “2025 Summary Compensation Table” below for a breakdown of this aggregate amount per named executive officer.

2025 Summary Compensation Table

The following table sets forth certain information with respect to compensation earned by, awarded to or paid to our named executive officers for fiscal years 2024 and 2025.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Total ($)
Ahsan Aijaz(3)	2025	—	—	—
Co-Chief Executive Officer and Trustee	2024	—	—	—
Joshua Pack(4)	2025	—	—	—
Former Co-Chief Executive Officer and Trustee	2024	—	—	—
Avraham Dreyfuss	2025	33,826	84,419	118,245
Chief Financial Officer	2024	43,146	110,350	153,496

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
(3)
The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Aijaz during fiscal years 2024 or 2025.
(4)
The Company did not reimburse the Adviser or its affiliates for any of the compensation paid by the Adviser or its affiliates to Mr. Pack during fiscal years 2024 or 2025.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards held by our named executive officers as of December 31, 2025.

Trustee Compensation

For fiscal year 2025, we paid our non-employee trustees who are not affiliated with the Adviser or Fortress an annual cash retainer of $100,000 (plus an additional $50,000 for the Chair of our Audit Committee). In addition to such cash compensation, our non-employee trustees who are not affiliated with the Adviser or Fortress each received, in respect of their service on the board of trustees during fiscal year 2025, a grant of 9,380 Class E shares on January 2, 2026 (with each such grant valued at $100,000 and the number of Class E shares issued based on the then-current per share NAV of our Class E shares at the time of issuance).

We do not pay our trustees additional fees for attending meetings of the board of trustees, but we do reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending meetings and committee meetings of the board of trustees (including, but not limited to, airfare, hotel and food).

Our trustees who are affiliated with the Adviser or Fortress do not receive any additional compensation for serving on our board of trustees or committees thereof.

Trustee Compensation Table

The following table sets forth the compensation earned by or paid to our non-employee trustees for fiscal year 2025. The compensation earned by or paid to Messrs. Aijaz and Pack for fiscal year 2025 is set forth above in the “2025 Summary Compensation Table”.

Name(1)	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Deborah Doyle McWhinney	150,000	100,000	250,000
Lewis A. Burleigh	100,000	100,000	200,000
David Weinreb	100,000	100,000	200,000

(1)
Amounts in this column represent the cash portion of the annual retainer earned by each of our non-employee trustees who are not affiliated with the Adviser or Fortress during fiscal year 2025 (as well as any additional committee cash retainers received during fiscal year 2025, as applicable).
(2)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of stock awards granted to our non-employee trustees during fiscal year 2025. On January 2, 2025, each of our non-employee trustees received a grant of 9,718 Class E Shares in respect of their service on the board of trustees during fiscal year 2024. As of December 31, 2025, each of our non-employee trustees (as of such date) held outstanding stock awards in the following amounts: 9,718 Class E Shares.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of trustees. Our independent trustees participate in the consideration of our board of trustee compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Equity Compensation Plan Information

The Company does not maintain any equity compensation plans, and therefore we are not providing the table that provides certain information with respect to the Company's equity compensation plans in effect as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 26, 2026, the following table sets out certain ownership information with respect to our common shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5% of our outstanding common shares, each of our trustees and named executive officers and all officers and trustees as a group. As of March 26, 2026, there were a total of 161,745,663 common shares issued and outstanding. Except as otherwise noted, the beneficial ownership for the purpose of the following table includes each beneficial owner’s aggregate holding of all classes of common shares, including Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class D-S shares and Class E shares, and includes Class E shares that will be made available upon the exchange or conversion of Class A units of our Operating Partnership into Class E shares, subject to certain restrictions. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Unless otherwise stated, the address for each of the persons named below is in care of our principal executive offices at 1345 Avenue of the Americas, New York, NY 10105.

Name	Number of Common Shares Beneficially Owned	Percentage of Common Shares Beneficially Owned
Beneficial Owner of More than 5%
Tiedemann Advisors, LLC (1)	9,216,392	5.64%
Trustees and Named Executive Officers
Ahsan Aijaz	—	—
Lewis A. Burleigh	19,098	*
Deborah Doyle McWhinney	20,110	*
David Weinreb	19,098	*
Avraham Dreyfuss	—	—
All current executive officers and trustees as a group (5 persons)	58,306	*

* Represents less than 1%

(1)
As reported on a Schedule 13G/A filed with the SEC on February 13, 2026, each of (i) Tiedemann Advisors, LLC, (ii) AlTi Wealth & Capital Solutions Holdings, LLC, (iii) AlTi Global Holdings, LLC, (iv) AlTi Global Topco Ltd, (v) AlTI Global Capital, LLC and (vi) AlTi Global, Inc. share the power to vote and dispose 9,216,392 Class F-I shares. The address of each of the reporting persons is c/o AlTi Global, Inc., 22 Vanderbilt Avenue, 27th Floor, New York, New York 10017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement; Operating Partnership Agreement; Administration Agreement; and Dealer Manager Agreement

We have entered into (i) the Management Agreement with the Adviser pursuant to which we pay the management fee and certain Company expenses; (ii) the Amended Operating Partnership Agreement with FNLR GP LLC, the Special Limited Partner and the other limited partners thereto, pursuant to which the Special Limited Partner is entitled to receive the performance participation allocation, (iii) the Administration Agreement, pursuant to which the Adviser has agreed to perform and oversee the performance of the administrative services necessary for our continued operation and (iv) the Dealer Manager Agreement with Fortress Wealth Solutions LLC, an affiliate of the Adviser, pursuant to which the Dealer Manager has agreed to perform the role of dealer manager for our ongoing private offering of securities and is entitled to receive ongoing shareholder servicing fees payable to the Dealer Manager monthly in arrears. In addition, pursuant to the Management Agreement, the Operating Partnership Agreement, the Administration Agreement and the Dealer Manager Agreement, we have agreed to reimburse the Adviser or the Dealer Manager, as applicable, for certain expenses as they occur, including, in the case of the Administration Agreement, reimbursement to the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to certain individuals who devote time to our business and affairs and act on our behalf. Each of the Management Agreement, the Operating Partnership Agreement and the Administration Agreement has been approved by the board of trustees, including the independent trustees.

To date, the Adviser has received the management fee in Class E shares and Class A units of FNLR OP. For the year ended December 31, 2025, the Adviser was issued 67,171 Class E shares as payment for $0.7 million of management fees and 1,012,567 Class A units of FNLR OP for $10.8 million of management fees. The Adviser has requested the repurchase of 349,134 Class E shares and 491,925 Class A units of FNLR OP for $3.6 million and $5.3 million, respectively, for shares/units issued as payment for management fees for the year ended December 31, 2025.

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

Performance Participation Allocation

In addition to the fees paid to the Adviser for services provided pursuant to the Management Agreement, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s Total Return. Total Return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The performance participation allocation is an incentive fee paid to the Adviser and receipt of the allocation is subject to the ongoing effectiveness of the Management Agreement. Under the Operating Partnership Agreement, the Special Limited Partner is entitled to an allocation from the Operating Partnership equal to (i) for the Class F-S units, Class F-D units, Class F-I units and Class E units of the Operating Partnership, 10% of total return and (ii) for the Class S units, Class D units and Class I units of the Operating Partnership, 12.5% of total return, in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). However, such performance participation allocation was waived for six months by the Special Limited Partner (measured from the applicable OP Unit Issuance Date) for units issued during the Initial Share Offering Period. In addition, the performance participation allocation in respect of the Class E units will also be waived by the Special Limited Partner so long as we qualify as a Publicly Offered REIT. The Special Limited Partner is not entitled to a performance participation allocation for the Class A units or Class D units of the Operating Partnership. The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in cash, Class E shares or Class A units at the election of the Special Limited Partner.

Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering expenses on behalf of the Company (including legal, accounting, printing, mailing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of our escrow agent and transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding the ongoing servicing fees) through November 1, 2024, the first anniversary of the date on which we broke escrow for our private offering. Such costs are being reimbursed to the Adviser on a pro rata basis over 60 months beginning November 1, 2024. As of December 31, 2025, approximately $11.2 million of reimbursable costs were payable to the Adviser.

Placement Agent

We have appointed Fortress Capital Formation LLC (together with its representatives, “FCF”) to assist in the placement of certain shares (including Class F-I shares and Class D shares) to certain institutional investors, as defined under Capital Acquisition Broker Rule 016 (definitions), in our private offering. FCF is a member of FINRA and an affiliate of Fortress. Furthermore, representatives of FCF may also be employees of the Adviser or other Fortress Affiliates. To the extent FCF offers Class F-I shares and Class D shares to such institutional investors in our private offering and receives compensation therefor from Fortress Affiliates, FCF’s relations with us, and its relations with the Fortress group generally, may conflict with the interests of those investors. Any compensation paid to FCF will be paid by an entity within the Fortress group and not by the Adviser, us or our investors.

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

Fortress Subscription

FIG LLC has agreed to purchase an aggregate of $25 million of our Class E shares prior to December 31, 2025, in one or more closings, as determined by us in our sole discretion, at a price per share equal to the most recently determined NAV of Class E shares (the “Fortress Subscription”). The amount of the Fortress Subscription will be reduced by any amounts of our Class E shares that are purchased by employees, officers or directors of Fortress or its affiliates. The Class E shares purchased by FIG LLC in the Fortress Subscription will be subject to a two-year lock-up from the applicable issuance date of such Class E shares. Following the expiration of such two-year lock-up, FIG LLC may, from time to time, request to have any Class E shares it receives in connection with the Fortress Subscription repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the repurchase date. Any such repurchases will be subject to the repurchase limits that exist under our share repurchase plan, including the 2% monthly and 5% quarterly limitations on repurchases, and will be satisfied on a pari passu basis with repurchase requests made by non-affiliated shareholders. As of December 31, 2025, FIG LLC has purchased an aggregate of $22.3 million of our Class E shares.

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

Dealing with Potential Conflicts of Interest

As an affiliate of an investment adviser registered with the SEC, the Adviser intends to act in good faith in a manner consistent with its duties to clients under applicable law. However, the Adviser is subject to various conflicts of interest arising from its relationships with various Fortress Affiliates. Fortress Affiliates engage, and in the future will engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have extensive investment activities (including principal investments by Fortress Affiliates for their own account), on behalf of both persons or entities to which they provide investment advice on a principal basis, that are independent from, and may from time to time conflict or compete with, the Company’s investment activities and the interests of investors in the Company. These circumstances could give rise to numerous situations where interests may conflict, including in respect of the proprietary investments of Fortress Affiliates in entities or assets in which the Company invests, the investment by the Company and other Fortress Managed Accounts in the same loans, securities or other assets or in different levels of the capital structure of the same entity, or other dealings involving the Company, on the one hand, and Fortress Affiliates and/or businesses they invest in, on the other hand. The particular circumstances described under the following headings further illustrate some of the conflicts of interest that may arise. While Fortress will seek to resolve any such conflicts in a fair and equitable manner in accordance with its then-prevailing policies and procedures with respect to conflicts resolution among Fortress Managed Accounts, such transactions are not required to be presented to our board of trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise, or should they arise, will be resolved in our favor.

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

A Fortress Affiliate manages Fortress Private Lending Fund, a Delaware statutory trust (“FPLF”), a “perpetual-life”, externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended. FPLF primarily invests in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans.

The Fortress Real Estate Opportunities Funds III and IV (together with successor, co-invest or similar funds, the “FROF Funds”) are expected to primarily make opportunistic investments in commercial real estate and real estate-related (collectively, “CRE”) assets, equity investments, loans, securities and other investments that have the potential to achieve significant total returns generally within a three-to-seven year time horizon. The FROF Funds intend to make value-oriented investments throughout the capital structure of CRE assets. The Fortress Real Estate Opportunities Funds III, with a targeted gross compounded annual internal rate of return of at least 18%, are expected to invest primarily in North America and Western Europe, but may also invest in Asia, Australia and elsewhere on an opportunistic basis. The FROF Funds’ exclusivity, as more fully described below, does not include direct or indirect investments in net leased commercial real estate and related assets.

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

To the extent that a particular investment opportunity exceeds the desired allocation to the Company, or there are current or prospective investors in such investment opportunity that Fortress believes will be of benefit to the Company or who may provide a strategic, sourcing or similar benefit to Fortress, the Company or one or more of the Fortress Affiliates due to industry expertise, end-user expertise or otherwise, the Adviser may, in its discretion, offer the opportunity to co-invest alongside the Company to, or otherwise partner with, one or more such strategic co-investors or any other person (including Fortress Affiliates, the Company’s management team members, consultants or advisors) (collectively, “Co-Investors”). In any event, no investor should have any expectation of receiving any such investment opportunity or to be owed any duty or obligation in connection therewith. The Adviser, Fortress, or any of their respective employees or Fortress Affiliates may make an investment, or otherwise participate, in any Co-Investor. Although Fortress endeavors to allocate fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring, hedging and disposition of co-investments on a fair and reasonable basis, Co-Investors may not agree to pay or otherwise bear, or it may otherwise not be practicable for Co-Investors to bear, fees, costs or expenses related to unconsummated co-investments. In such event, such fees, costs and expenses will be considered operating expenses of and be borne by the Company (and other Fortress Managed Accounts, if applicable).

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

Transactions with Certain Beneficial Owners

We entered into the TTC Subscription Agreement with TTC Multi-Strategy Fund on January 29, 2024. Under the TTC Subscription Agreement, TTC Multi-Strategy Fund agreed to purchase an aggregate of $65.0 million of our Class D shares in one or more closings, as determined by us in our sole discretion. As of December 31, 2025, TTC Multi-Strategy Fund owns 6,498,032 Class D-S shares.

Investments with Other Fortress Affiliates

Additional conflicts of interest may arise as a result of the overlapping investment programs of the Company and other Fortress Affiliates.

•
Concurrent Co-investing. The Company is permitted to co-invest initially in a particular asset or instrument at substantially the same time as other Fortress Affiliates, in which case they would generally invest at substantially the same price. Although we may invest in tandem with other Fortress Managed Accounts, they will not necessarily invest through the same investment vehicles or use the same counterparties. This may result in differences in terms and amount of leverage (if any), and associated transaction costs. There can be no assurance that the Company would dispose of such an investment at substantially the same price or time as other Fortress Affiliates due to many factors that may or may not be foreseeable at the time of investment, including availability of capital for follow-on investment and other needs, differing basis in the investment, differing financing terms applicable to different investments, time horizons applicable to different Fortress Affiliates and their differing investment objectives and investment programs. Moreover, where the Company has invested in tandem with another Fortress Managed Account, its dissolution may have adverse consequences on the Company. See also “—Dissolution Risks” above.
•
Commonly-Held Investments. Where the Company and other Fortress Affiliates hold the same investment, the differing investment objectives of the Company and such Fortress Affiliates, as well as other factors applicable to the specific situation (including the differing liquidity requirements of the Company and such Fortress Affiliates), may result in a determination to dispose of, or retain, all or a portion of an investment on behalf of the Company at different times as such investment or portion thereof is being disposed of, or retained, by such Fortress Affiliates. Fortress may also recommend investments to Fortress Affiliates that may differ from investments recommended to us, even though our investment objectives and such Fortress Affiliates may be similar. Further, in some instances, Fortress Affiliates may choose to coordinate their activities (such as timing dispositions in an orderly way in order to avoid affecting the market value of a class of investment in an unduly volatile manner) with respect to commonly held investments, when it would theoretically be possible for the Adviser to act unilaterally with respect to our holdings in such investment. Such coordination could have the effect of lowering returns on such investment relative to what might have been achieved absent such coordination. However, the Adviser is not obligated to engage in such coordination and in fact may elect not to do so in any particular circumstance.
•
Investing in Pre-Existing Investments. The Company may invest in entities or assets or properties leased to tenants in which other Fortress Affiliates hold an investment, and Fortress Affiliates may otherwise transact with, provide services to or receive fees from, companies that sell properties to us and become our tenants in a sale-leaseback arrangement. We may not obtain independent, third-party valuations prior to any investment by the Company in an entity, asset or property leased to a tenant in which Fortress Affiliates have a pre-existing investment. Similarly, other Fortress Affiliates may later invest in entities or assets in which the Company has invested or in tenants of properties in which the Company has invested, which may have an effect (either positive or negative) on the market price of the Company’s investments. In circumstances in which we make an investment in an entity or asset or property leased to a tenant in which other Fortress Affiliates have a pre-existing investment, we expect to make business decisions relating to such investment (such as, for example, financing or hedging interest rate, currency or credit risk) independently of the analogous decisions made with respect to such investment by such other Fortress Affiliates. This may result in situations where we choose not to hedge certain risks that other Fortress Affiliates do hedge (or vice versa), or the possibility that we are exposed to risks of financing (for example, possible margin calls) on an investment when other Fortress Affiliates are not (or vice versa).
•
Risks and Restrictions Arising from Fortress Affiliate Activities. Fortress Affiliates regularly acquire confidential information and may enter into confidentiality and/or “standstill agreements” when assessing investment opportunities. These activities could prevent us from disposing of (or acquiring additional interests in) such investment opportunities, potentially for an extended period of time and could result in us disposing of an investment at a price that is lower than the price which we could have obtained if it were not subject to such restriction. A co-investment by the Company alongside other Fortress Affiliates, or a control investment by other Fortress Affiliates in an entity in which the Company has invested, may lengthen the period of time in which the Company holds that investment. Such investments by other Fortress Affiliates may also cause us to incur costs, either directly (e.g., if the transaction is a taxable event for the Company) or indirectly through their interests in co-investment funds or portfolio companies (e.g., a “break-up fee,” hedging costs or “broken deal” expenses). Further, the Company may be subject to regulatory or legal restrictions or constraints that may not have been applicable had Fortress Affiliates not also invested in the same entity (e.g., the investment in a single company or securitization vehicle by multiple Fortress Affiliates may be aggregated for regulatory purposes, resulting in possible public disclosure of the investment or becoming subject to “short-swing” trading rules under Section 16 of the Exchange Act).
•
Investing in Different Levels of the Capital Structure. The Company may hold interests in an entity or asset that are of a different class or type than the class or type of interests held by another Fortress Affiliate. For example, we may hold fee title to a property and a Fortress Affiliate may hold senior debt with respect to the same property. This would potentially result in other Fortress Affiliates being senior or junior to the Company in the capital structure of such entity, which could mean that in a workout or other distressed scenario the Company might be adverse to other Fortress Affiliates and might recover all or part of its investment while the Fortress Affiliates might not. The Company will not be required to take any action or withhold from taking any action to mitigate losses by the Fortress Affiliates in such a scenario. While we will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its then-prevailing policies and procedures with respect to conflicts resolution among the other Fortress Managed Accounts, and there can be no assurance that any conflicts will be resolved in our favor. Unless otherwise required by our Declaration of Trust or investment guidelines, the Adviser will not be required to present to our board of trustees for approval the following transactions: (i) entering into a net lease with respect to a property or portfolio of properties with a tenant that is controlled by a Fortress Affiliate unless the terms of such net lease are inconsistent with indicative market terms for transactions involving similar properties as confirmed by an independent third-party, or (ii) obtaining any financing from a Fortress Affiliate (other than short-term borrowings from Fortress Affiliates) which financing is secured by a net leased property or portfolio of net leased properties owned by the Company, unless such net lease or financing is in place at the time of investment by the Company. Such Company investment may include, without limitation, an acquisition by the Company of a lease portfolio in which a portfolio company of a Fortress Managed Account represents an immaterial (e.g., by number or credit exposure) portion of the tenants; where a Fortress Managed Account owns a portion of the debt on Company assets alongside an unaffiliated co-lender with a meaningful interest in the debt; or where a Fortress Managed Account owns the land underlying a lease acquired or entered into by the Company.

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

Such services may be provided by the Adviser’s affiliates to the Company and other Fortress Managed Accounts. In particular, the Adviser’s affiliates will provide asset management services, including certain portfolio and property-related services, to the Company and other Fortress Managed Accounts, which services may include credit evaluation of the underlying tenant, monitoring and enforcement of covenant compliance by tenants, lessees and other counterparties, monitoring Company management and operations where appropriate, monitoring the progress of construction and development of properties, including “build-to-suit” properties, and tracking of payment obligations and cash payments. The Adviser shall have the right to cause Fortress’s in-house legal (including, for the avoidance of doubt, compliance) services for the Company to be rendered by employees of Fortress or its affiliates, and the Company shall pay or reimburse Fortress or its affiliates performing such services for the cost thereof. The Company shall bear all costs and expenses of the Adviser’s affiliates (other than the costs and expenses of Affiliated Service Companies) that are directly attributable to the salaries, bonuses and fringe benefits payable to employees of the Adviser’s affiliates performing asset management services whose work is provided solely to the Company and all costs and expenses of information systems, software and hardware utilized solely by the Company in connection with asset management. For any asset management services provided to the Company and other Fortress Managed Accounts, the Company shall bear its allocable share of such costs and expenses, as well as all costs and expenses of information systems, software and hardware utilized by the Company and other Fortress Managed Accounts in connection with asset management, such allocable share to be based on the relative values of the specific assets of the Company and other Fortress Managed Accounts for which asset management services are being provided. For the avoidance of doubt, if as part of his/her responsibilities, an employee of the Adviser’s affiliate performs functions in addition to asset management services, the Company shall only be responsible for the reimbursement of the allocable portion of the employee’s salary, bonus and fringe benefits corresponding to the employee’s time spent devoted to asset management services.

To the extent other services enumerated above are provided by the Adviser’s affiliates to the Company and other Fortress Managed Accounts, the Adviser shall allocate the costs and expenses related to such services among the Company and such other Fortress Managed Accounts in a manner that the Adviser, in its discretion, determines is fair and reasonable.

The Adviser and the Company will generally engage common legal counsel and other advisors in a particular transaction, including a transaction in which there are conflicts of interest. Members of the law firms engaged to represent the Company could be investors in the Company and could also represent one or more of the companies/tenants or investors involved in the Company’s investment program. In the event of a significant dispute or divergence of interest between the Company, Fortress and/or its affiliates, the parties will at times engage separate counsel in the sole discretion of Fortress and its affiliates, and in litigation and other circumstances separate representation will occasionally be required. Additionally, Fortress and its affiliates and the Company and the companies/tenants involved in the Company’s investment program will at times engage other common service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms). Such advisors and services providers may be investors in the Company, affiliates of Fortress and its affiliates and/or sources of investment opportunities and co-investors or counterparties therewith. In certain circumstances, the law firm or service provider may charge varying rates or engage in different arrangements for services provided to Fortress and its affiliates and the Company. This may result in Fortress or its affiliates receiving a more favorable rate on services provided to it by such a common service provider than those payable by the Company, or Fortress or its affiliates receiving a discount on services even though the Company receives a lesser, or no, discount. This creates a conflict of interest between Fortress and its affiliates, on the one hand, and the Company on the other hand, in determining whether to engage such service providers, including the possibility that Fortress will favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such services provider by the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2025 and 2024, Deloitte & Touche LLP (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

The following table sets forth the fees billed by Deloitte as of the date of this filing for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Audit fees	$1,100	$748
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,100	$748

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
List of documents filed:
(1)
The Financial Statements of the Company. (See Item 8 above)
(2)
The Financial Statement Schedules. (See Item 8 above). The information required by Schedule III is included in the Notes to Consolidated Financial Statements
(3)
Exhibits

Exhibit Number	Exhibit Description
3.1

Certificate of Trust of the Company, dated January 24, 2023 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024 and incorporated herein by reference)

3.2

Third Amended and Restated Declaration of Trust of the Company, dated November 15, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)

3.3	Bylaws of the Company, as adopted May 1, 2023 (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024 and incorporated herein by reference)
4.1

Second Amended and Restated Share Repurchase Plan, dated November 15, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024 and incorporated herein by reference).

4.2

Amended and Restated Share Repurchase Plan, dated April 11, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025 and incorporated herein by reference).

4.3

Amended and Restated Distribution Reinvestment Plan adopted by the Company, effective as of November 15, 2024 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

4.4	Distribution Reinvestment Plan adopted by the Company, effective as of September 27, 2023 (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)
4.5	Description of Securities of the Company (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025 and incorporated herein by reference).
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
10.4

Second Amended and Restated Dealer Manager Agreement, dated November 15, 2024, by and among the Company, the Adviser and Independent Brokerage Solutions LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)

10.5

Form of Participating Broker-Dealer Agreement between Independent Brokerage Solutions LLC and participating broker-dealers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 20, 2024 and incorporated herein by reference)

10.6

Dealer Manager Agreement, dated April 11, 2025, by and among the Company, the Adviser and the Dealer Manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025 and incorporated herein by reference).

10.7

Form of Participating Broker-Dealer Agreement between the Dealer Manager and participating broker-dealers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2025 and incorporated herein by reference).

10.8	Form of Subscription Agreement (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025 and incorporated herein by reference).
10.9

Form of Indemnification Agreement by and between the Company and its trustees and officers (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)

10.10

First Amendment to Credit Agreement and New Lender Joinder Agreement, dated October 18, 2024, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto and Bank of America, N.A., Capital One, National Association, KeyBank National Association, Wells Fargo Bank, National Association, and Goldman Sachs Bank USA, as new revolving credit lenders and new term lenders, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2024 and incorporated herein by reference)

10.11

Purchase and Sale Agreement, dated April 11, 2024, by and between FNLR Non-Friction LLC and certain subsidiaries of RelaDyne, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024 and incorporated herein by reference)

10.12

Credit Agreement, dated, as of August 13, 2024, among FNLR OP LP, as Borrower, Fortress Net Lease REIT, Bank of America, N.A., as Administrative Agent and letter of credit issuer, the other letter of credit issuers and lenders party thereto, and BofA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024 and incorporated herein by reference)

10.13

Purchase and Sale Agreement, dated August 13, 2024, by and between FNLR Compounds Matter LLC and certain subsidiaries of Univar Solutions USA LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024 and incorporated herein by reference)

10.14

New Lender Joinder Agreement, dated November 21, 2024, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, the lender parties thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2024 and incorporated herein by reference)

10.15

New Lender Joinder Agreement, dated February 6, 2025, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, the lender parties thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025 and incorporated herein by reference).

10.16

Second Amendment to Credit Agreement and Incremental Facility Confirmation, dated April 11, 2025, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, each lender and L/C Issuer party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2025 and incorporated herein by reference).

10.17

Third Amendment to Credit Agreement and New Lender Joinder Agreement, dated July 25, 2025, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, each lender and L/C Issuer party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2025 and incorporated herein by reference).

10.18

Loan Agreement, dated September 19, 2025, by and among FNLR Logistics LLC and FNLR Grocery LLC, each as a borrower and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2025 and incorporated herein by reference).

10.19

Guaranty Agreement, dated September 19, 2025, made by FNLR OP LP, as guarantor, in favor of Bank of America, N.A. on behalf of each of the Lenders party to the Loan Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2025 and incorporated herein by reference).

10.20

Promissory Note, dated September 19, 2025, by FNLR Logistics LLC and FNLR Grocery LLC, each as a borrower (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2025 and incorporated herein by reference).

10.21*	Loan Agreement, dated December 23, 2025, by and among FNLR Print LLC, as a borrower and Bank of America, N.A., as administrative agent and the lenders from time to time party thereto.
10.22*	Guaranty Agreement, dated December 23, 2025, made by FNLR OP LP, as guarantor, in favor of Bank of America, N.A. on behalf of each of the Lenders party to the Loan Agreement.
10.23

Fifth Amendment to Credit Agreement, dated January 29, 2026, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, Old National Bank, as a new lender, each other lender party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2026 and incorporated herein by reference).

10.24*	Letter Amendment, dated November 25, 2025, by and among FNLR Logistics LLC and FNLR Grocery LLC, each as a borrower, Bank of America, N.A., as administrative agent and FNLR OP LP, as guarantor.
10.25*

Omnibus First Amendment to Loan Documents and Guarantor Reaffirmation, dated February 25, 2026, by and among FNLR Logistics LLC and FNLR Grocery LLC, each as a borrower, Bank of America, N.A., as administrative agent and FNLR OP LP, as guarantor.

14	Code of Ethics (filed as Exhibit 14 to the Company’s Annual Report filed on March 28, 2025)
19	Insider Trading Policy (filed as Exhibit 19 to the Company’s Annual Report filed on March 28, 2025)
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10 initially filed on February 1, 2024)
31.1*	Certification of Co-Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded in the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit

* Filed herewith

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2026

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Ahsan Aijaz	Co-Chief Executive Officer and Trustee (Principal Executive Officer)	March 26, 2026
Ahsan Aijaz
/s/ Avraham Dreyfuss	Chief Financial Officer (Principal Financial Officer)	March 26, 2026
Avraham Dreyfuss
/s/ Deborah Doyle McWhinney	Trustee	March 26, 2026
Deborah Doyle McWhinney
/s/ Lewis A. Burleigh	Trustee	March 26, 2026
Lewis A. Burleigh
/s/ David Weinreb	Trustee	March 26, 2026
David Weinreb