Form 10-Q
period 2026-03-31
Fortress Net Lease REIT
filed 2026-05-14
CIK 1966394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the issuer had the following shares outstanding: 12,466,324 Class S shares, 25,892,783 Class I shares, 25,967,111 Class F-S shares, 73,530,215 Class F-I shares, 37,497,771 Class D-S shares and 2,585,086 Class E shares.

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

In addition, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 2. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026. Other factors that could cause our actual results to differ materially include:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Net Lease REIT

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	March 31, 2026	December 31, 2025
Investments in real estate, net	$2,732,322	$2,618,437
Intangible assets, net	490,402	468,200
Cash and cash equivalents	12,118	3,968
Restricted cash	114,238	43,917
Other assets	128,206	120,253
Total assets	$3,477,286	$3,254,775

Liabilities and Equity
Liabilities
Subscriptions received in advance	112,333	40,227
Due to affiliate	43,521	49,005
Revolving credit facility	981,080	1,010,100
Term loans, net	776,995	753,905
Distribution payable	10,029	8,911
Other liabilities	36,803	28,133
Total liabilities	$1,960,761	1,890,281

Commitments and contingencies (Note 11)
Redeemable common shares (Note 8)	28,170	27,292
Redeemable non-controlling interests (Note 8)	18,387	5,714

Equity
Common shares - Class S shares, $0.01 par value per share, 4,210 and 15 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	42	—
Common shares - Class I shares, $0.01 par value per share, 18,983 and 12,842 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	190	129
Common shares - Class F-S shares, $0.01 par value per share, 25,583 and 24,312 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	256	243
Common shares - Class F-I shares, $0.01 par value per share, 72,661 and 68,237 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	727	683
Common shares - Class D-S shares, $0.01 par value per share, 37,514 and 37,528 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	374	374
Additional paid-in capital	1,574,203	1,414,710
Accumulated other comprehensive income (loss)	822	(790)
Accumulated deficit	(106,646)	(83,861)
Total equity	1,469,968	1,331,488
Total liabilities and equity	$3,477,286	$3,254,775

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue
Rental revenue	$69,898	$32,597
Total revenue	69,898	32,597

Expenses
General and administrative	4,332	3,623
Management fee	4,131	2,346
Performance participation allocation	4,284	1,288
Depreciation and amortization	25,435	10,962
Total expenses	38,182	18,219

Other income (expense)
Interest income	482	166
Interest expense, net	(26,334)	(8,514)
Other income (expense), net	(49)	—
Total other income (expense)	(25,901)	(8,348)

Net income	$5,815	$6,030
Net income attributable to non-controlling interests	143	25
Net income attributable to FNLR shareholders	$5,672	$6,005

Earnings per common share - basic and diluted - (Note 12)	$0.04	$0.06
Weighted-average common shares outstanding - basic - (Note 12)	154,881	92,880
Weighted average common shares outstanding - diluted - (Note 12)	156,397	93,128

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$5,815	$6,030
Other comprehensive gain (loss):
Change in fair value of interest rate swaps	1,536	(554)
Foreign currency translation adjustment	93	—
Other comprehensive income (loss)	1,629	(554)
Comprehensive income	7,444	5,476
Comprehensive income attributable to non-controlling interests	160	23
Comprehensive income attributable to FNLR shareholders	$7,284	$5,453

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended March 31, 2026
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2025	$—	$129	$243	$683	$374	$1,414,710	$(790)	$(83,861)	$1,331,488
Common shares issued	42	61	11	41	—	155,522	—	—	155,677
Offering costs	—	—	—	—	—	(749)	—	—	(749)
Distribution reinvestment	—	1	3	5	2	11,824	—	—	11,835
Share class exchange	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	(1)	(1)	(2)	(2)	(6,158)	—	—	(6,164)
Other comprehensive income (other comprehensive income of $17 allocated to redeemable NCI)	—	—	—	—	—	—	1,612	—	1,612
Net income (net income of $143 allocated to redeemable NCI)	—	—	—	—	—	—	—	5,672	5,672
Distributions declared on common shares ($0.5711 gross per share)	—	—	—	—	—	—	—	(28,457)	(28,457)
Allocation to redeemable common shares	—	—	—	—	—	(478)	—	—	(478)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(468)	—	—	(468)
Balance at March 31, 2026	$42	$190	$256	$727	$374	$1,574,203	$822	$(106,646)	$1,469,968

	Three Months Ended March 31, 2025
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2024	$—	$—	$30	$405	$355	$13	$796,992	$948	$(28,417)	$770,326
Common shares issued	—	19	36	105	—	—	158,951	—	—	159,111
Offering costs	—	—	—	—	—	—	(286)	—	—	(286)
Distribution reinvestment	—	—	—	3	2	—	5,175	—	—	5,180
Share class exchange	—	—	—	—	10	(10)	—	—	—	—
Common shares repurchased	—	—	—	—	—	—	(116)	—	—	(116)
Other comprehensive loss (other comprehensive loss of $2 allocated to redeemable NCI)	—	—	—	—	—	—	—	(554)	—	(554)
Net income (net income of $25 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	6,005	6,005
Distributions declared on common shares ($0.1678 gross per share)	—	—	—	—	—	—	—	—	(15,521)	(15,521)
Allocation to redeemable common shares	—	—	—	—	—	—	(60)	—	—	(60)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(43)	—	—	(43)
Balance at March 31, 2025	$—	$19	$66	$513	$367	$3	$960,613	$394	$(37,933)	$924,042

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$5,815	$6,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,435	10,962
Straight-line rent adjustment	(15,525)	(6,841)
Management fee	4,131	2,346
Performance participation allocation	4,284	1,288
Other items	2,765	727
Changes in assets and liabilities:
Decrease in other assets	849	470
Increase in other liabilities/decrease in due to affiliates	9,279	(1,609)
Net cash provided by operating activities	37,033	13,373

Cash flows from investing activities:
Acquisitions of real estate	(139,873)	(214,077)
Capital expenditures and improvements	(14,840)	(18,277)
Net cash used in investing activities	(154,713)	(232,354)

Cash flows from financing activities:
Borrowings under revolving credit facility	133,778	120,500
Repayment of revolving credit facility	(163,000)	(199,500)
Borrowings under term loans	22,500	22,500
Payment of deferred financing costs	(1,122)	(1,519)
Proceeds from issuance of common shares	119,774	81,746
Proceeds from issuance of redeemable common shares	50	25
Offering costs paid	(768)	(235)
Repurchase of common shares	(6,194)	(26)
Repurchase of non-controlling interests	(5,302)	—
Subscriptions received in advance	112,333	69,329
Payment of distributions to common shareholders	(15,455)	(9,050)
Payment of distributions to non-controlling interests	(328)	—
Net cash provided by financing activities	196,266	83,770
Net change in cash, cash equivalents and restricted cash	78,586	(135,211)

Cash, cash equivalents and restricted cash, beginning of period	47,885	214,962
Effects of currency translation on cash, cash equivalents, and restricted cash	(115)	—
Cash, cash equivalents and restricted cash, end of period	$126,356	$79,751

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$12,118	$3,188
Restricted cash	114,238	76,563
Total cash, cash equivalents and restricted cash	$126,356	$79,751

Supplemental disclosures:
Interest paid	$17,545	$8,892

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$171	$2,010
Change in fair value of interest rate swap	$1,536	$(554)
Issuance of Class E shares as settlement of the management fee and board of trustees compensation	$300	$991
Redeemable non-controlling interests issued as settlement of the management fee and performance participation allocation	$12,381	$3,367
Share class exchange	$1	$10
Offering costs due to affiliate	$197	$142
Other offering costs payable	$559	$145
Accrued unpaid shareholder servicing fee	$4,281	$5,833
Allocation to redeemable common shares	$478	$60
Allocation to redeemable non-controlling interests	$468	$43
Repurchases payable	$2,266	$90
Distribution reinvestment	$11,885	$5,205
Accrued distributions	$10,029	$5,569

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

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the three months ended March 31, 2026 and 2025, the Company had received aggregate proceeds of $172.5 million and $167.6 million, respectively, from the sales of its common shares through the private offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share as calculated monthly.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of March 31, 2026, the Company owned 297 real estate properties, eight of which are subject to build-to-suit leases currently in development, with the remaining properties fully leased pursuant to triple net lease agreements. All acquisitions are industrial, retail, data center and office properties located in the United States and Europe.

2.
Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All intercompany balances and transactions, if any, have been eliminated in consolidation. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2026.

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

During the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense in the amount of $18.0 million and $8.2 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company’s Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recognized amortization expense in the amount of $7.4 million and $2.8 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Restricted Cash

As of March 31, 2026 and December 31, 2025, the restricted cash balances of $114.2 million and $43.9 million, respectively, primarily consist of amounts held for future construction draws and subscriptions received in advance.

Foreign Currency

The Company’s functional currency is the U.S. Dollar. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. Dollars using exchange rates in effect at the reporting date. Nonmonetary assets and liabilities are remeasured at historical exchange rates. Income statement items are remeasured at average exchange rates for the applicable reporting period. Gains and losses resulting from foreign currency transaction remeasurement are included within Other income (expense), net in the Condensed Consolidated Statements of Operations.

In the normal course of business, the Company makes investments in real estate outside the U.S. through subsidiaries that have a non-U.S. Dollar functional currency. Non-U.S. Dollar denominated assets and liabilities of these foreign subsidiaries are translated to U.S. Dollars at the prevailing exchange rate at the reporting date and income, expenses, gains and losses are translated at the weighted-average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. Dollar denominated assets and liabilities are recorded within Other comprehensive income (loss).

Deferred Charges

The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets for the Secured Revolving Credit Facility (as defined below) and as a reduction of the Term Loan Facility and Subsidiary Loans (as defined in Note 5 below) on the Condensed Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.

Derivatives and Hedging Activities

The Company uses derivative financial instruments to manage exposure to interest rate and foreign currency risks arising in the normal course of business. These derivative instruments primarily consist of interest rate swaps and foreign currency forward contracts. The Company does not enter into derivative instruments for speculative or trading purposes. The Company’s derivative financial instruments are recorded at fair value on the Condensed Consolidated Balance Sheets within Other assets and Other liabilities, as applicable.

The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the election has been made to designate a derivative as a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria. See “Note 7 – Derivative Financial Instruments”.

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

Valuation of assets and liabilities measured at fair value

The Company’s derivative instruments are valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. See “Note 7 – Derivative Financial Instruments”.

Valuation of liabilities not measured at fair value

As of March 31, 2026, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

Redeemable Common Shares

The Company classifies common shares held by an affiliate of the Company as redeemable common shares on the Condensed Consolidated Balance Sheets at the greater of their carrying amount or their redemption value. Redemption value is determined based on the Company’s NAV per share of the applicable share class as of the reporting date. Changes in the value of redeemable common shares are recorded to additional paid-in capital.

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

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had two tenants from which it derived 10% or more of its revenue for the three months ended March 31, 2026, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended March 31, 2026
Tenant A	$7,109	10.17%
Tenant B	$7,439	10.64%

The Company had three tenants from which it derived 10% or more of its revenue for the three months ended March 31, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended March 31, 2025
Tenant A	$7,124	21.86%
Tenant B	$3,512	10.78%
Tenant C	$3,125	10.00%

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

3.
Investments in Real Estate, net

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Buildings and tenant improvements	$1,947,432	$1,854,000
Land	537,558	524,922
Land improvements	186,454	174,914
Construction in progress	136,993	122,725
Total	2,808,437	2,676,561
Accumulated depreciation	(76,115)	(58,124)
Investments in real estate, net	$2,732,322	$2,618,437

Acquisitions

During the three months ended March 31, 2026, the Company acquired 12 industrial and 11 retail properties for $146.8 million. During the three months ended March 31, 2025, the Company acquired six industrial and seven retail properties for $140.2 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 20.9 million and 19.7 million square feet as of March 31, 2026 and December 31, 2025, respectively, all of which is fully occupied.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the three months ended March 31, 2026 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	New York	$47,541	1		196
Industrial	France	68,635	10		780
Industrial	Hungary	10,931	1		185
Total Industrial Properties		127,107	12		1,161

Retail Properties:
Retail	Maine	1,677	1	(1)	3
Retail	Alabama	6,039	3	(1)	18
Retail	South Carolina	12,025	7	(1)	27
Total Retail Properties		19,741	11		48
Total		$146,848	23		1,209

(1) Properties subject to master lease agreement.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the three months ended March 31, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,497	3	(1)	1,153
Industrial	Various	27,553	3	(1)	275
Total Industrial Properties		107,050	6		1,428

Retail Properties:
Retail	Washington	26,982	5	(1)	40
Retail	Michigan	2,305	1	(1)	4
Retail	Connecticut	3,860	1		10
Total Retail Properties		33,147	7		54
Total		$140,197	13		1,482

(1) Properties subject to master lease agreement.

Additionally, during the three months ended March 31, 2025, the Company acquired additional land adjacent to an existing industrial property in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.

The following table details the purchase price allocation for the properties acquired during the three months ended March 31, 2026 ($ in thousands):

Amount
Buildings and building improvements	$93,477
Land	12,637
Land improvements	11,539
In-place lease intangibles	29,640
Total Purchase Price	$147,293

During the three months ended March 31, 2026, the Company made deposits of $1.3 million for future acquisitions, which are included in Other assets on the Condensed Consolidated Balance Sheets.

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

4.
Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following ($ in thousands):

Intangible lease assets	March 31, 2026	December 31, 2025
In-place lease intangibles	$513,430	$483,790
Condominium interest	7,492	7,492
Total intangible lease assets	520,922	491,282
Accumulated amortization
In-place lease intangibles	(30,520)	(23,082)
Intangible lease assets, net	$490,402	$468,200

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of March 31, 2026 is as follows ($ in thousands):

Year	Amount
2026 (Remaining)	$23,419
2027	31,224
2028	31,224
2029	31,224
2030	30,094
2031	28,513
Thereafter	307,212
Total	$482,910

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

Pursuant to the Third Amendment, the aggregate principal amount of the Credit Facilities was increased from $1.1 billion to $1.3 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $892.5 million to $1.0 billion, of which $25.0 million is available for standby letters of credit, and (ii) an increase in the aggregate outstanding principal amount of the Term Loan Facility from $182.5 million to $227.5 million. In addition, pursuant to the Third Amendment, subject to the satisfaction of certain criteria and conditions, the Loan Parties may offer Loan Assets (as defined in the Third Amendment) that qualify as First Mortgage Investments (as defined in the Third Amendment) to be included in the calculation of Borrowing Base Value (as defined in the Credit Agreement, as amended by the Third Amendment).

On November 20, 2025, the Credit Facilities were amended (the “Fourth Amendment”) to increase the aggregate commitments to the Revolving Credit Facility from $1.0 billion to $1.3 billion and to increase the aggregate outstanding principal amount of the Term Loan Facility from $227.5 million to $302.5 million. In addition, the Fourth Amendment expanded the accordion feature to permit future increases in the aggregate principal amount of the Credit Facilities up to $2.5 billion introduced a new multicurrency tranche (the “Multicurrency Tranche”) under the Revolving Credit Facility to allow borrowings in certain alternative currencies (including Euro, British Pound Sterling and Canadian Dollar), and temporarily increased the borrowing base advance rate to 65% from 60% through March 31, 2026.

On January 29, 2026, the Loan Parties, entered into that certain Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with each lender party thereto and BofA, as administrative agent, amending the Credit Agreement. Pursuant to the Fifth Amendment, the aggregate principal amount of the Credit Facilities was increased from $1.7 billion to $1.8 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $1.3 billion to $1.5 billion, and (ii) an increase in the Term Loan Facility from $302.5 million to $325.0 million. In addition, the Fifth Amendment (x) increased from 15% to 30% the cap on the Borrowing Base Value attributable to Borrowing Base Properties that have Commercial Net Leases (each, as defined in the Credit Agreement, as amended by the Fifth Amendment) with tenants that are retail branches of banks, credit unions, or other financial institutions, (y) updated the calculations of unused fee, and (z) clarified the lenders entitled to the unused fee. Old National Bank also joined as a new lender.

The following table details key terms of the Credit Facilities as of March 31, 2026 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$981,080	5.51%	10/16/2026	$1,475,000
Total Secured Revolving Credit Facility	981,080

Term Loan Facility	$325,000	5.52%	10/16/2026	$325,000
Deferred financing costs, net	(2,776)
Term Loan Facility, net	322,224
Total Credit Facilities, net	$1,303,304

(1)
Includes a $25.0 million sublimit of standby letters of credit.

The following table details key terms of the Credit Facilities as of December 31, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$1,010,100	5.87%	10/16/2026	$1,347,500
Total Secured Revolving Credit Facility	1,010,100

Term Loan Facility	$302,500	5.83%	10/16/2026	$302,500
Deferred financing costs, net	(3,006)
Term Loan Facility, net	299,494
Total Credit Facilities, net	$1,309,594

(1)
Includes a $25.0 million sublimit of standby letters of credit.

At the option of the Credit Facilities Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Fund’s Rate plus half of 1%, (B) Bank of America's prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Secured Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% to and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty. The Company may extend the maturity date of the Credit Facilities by utilizing three one-year extension options, which are exercisable at the Company’s discretion. On October 17, 2025, the Company exercised the first extension option in order to extend the maturity date to October 16, 2026. Prior to October 16, 2026, the Company plans to exercise the second extension option in order to extend the maturity date to October 16, 2027.

The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of March 31, 2026, the Company was in compliance with all of its loan covenants.

Subsidiary Loan Agreement and Carveout Guaranty

On September 19, 2025, FNLR Logistics LLC, a Delaware limited liability company (“Subsidiary Loan Borrower 1”) and FNLR Grocery LLC, a Delaware limited liability company (“Subsidiary Loan Borrower 2” and Subsidiary Loan Borrower 1 and Subsidiary Loan Borrower 2 are, individually and/or collectively (as the context requires) referred to herein as “Subsidiary Loan Borrower”), each an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Subsidiary Loan Agreement”) with BofA, as administrative agent, and the lenders from time to time party thereto. Pursuant to the Subsidiary Loan Agreement, the lenders agreed to make loans available to Subsidiary Loan Borrower on an uncommitted basis in an aggregate principal amount not to exceed $347.5 million (the “Subsidiary Loan”). Subject to the terms and conditions of the Subsidiary Loan Agreement, all amounts outstanding under the Subsidiary Loan Agreement will be due and payable in full on September 19, 2028 subject to two (2) extension options of one (1) year each, which if exercised would expire on September 19, 2030, or such earlier date upon which the Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used under this description of the Subsidiary Loan Agreement herein and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

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

On November 25, 2025, the Subsidiary Loan Borrower entered into a Letter Amendment to the Subsidiary Loan Agreement, by and among BofA, as administrative agent, the Subsidiary Loan Borrower and the Operating Partnership, pursuant to which certain representation of the Subsidiary Loan Borrower was revised to include specific provisions related to the Jurupa Valley Net Lease, as defined and described therein.

On February 25, 2026, the Subsidiary Loan Borrower entered into that certain Omnibus First Amendment to Loan Documents and Guarantor Reaffirmation (the “First Amendment to Subsidiary Loan Agreement”), by and among BofA, as administrative agent, the Subsidiary Loan Borrower and the Operating Partnership. The First Amendment to Subsidiary Loan Agreement amended the Subsidiary Loan Agreement to, among other things, (i) update the definition of Affiliate to expressly exclude the Mubadala Group as an Affiliate of Borrower, Operating Partnership, Fortress or any of their subsidiaries, (ii) eliminate certain restrictions on lenders in the event of a lender assignment, participation or pledge if an Event of Default exists, (iii) require the delivery of unaudited quarterly financial statements even when a Cash Sweep Period does not exist and (iv) clarify the requirements for an acceptable SOFR Swap Contract based on the outstanding principal balance of the Loan. Capitalized terms used in this paragraph and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

On February 25, 2026, BofA, as a lender, U.S. Bank National Association and BofA, as administrative agent, entered into that certain Assignment and Assumption, pursuant to which U.S. Bank National Association was joined as a new lender to the Subsidiary Loan Agreement.

Print Subsidiary Loan

On December 23, 2025, FNLR Print LLC, a Delaware limited liability company (“Print”), an indirect, wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Print Subsidiary Loan Agreement”) with BofA, as administrative agent (in such capacity, the “Print Administrative Agent”), and the lenders from time to time party thereto. Pursuant to the Print Subsidiary Loan Agreement, the lenders agreed to make loans available to Print on an uncommitted basis in an aggregate principal amount not to exceed $111.1 million (the “Print Subsidiary Loan”). Subject to the terms and conditions of the Print Subsidiary Loan Agreement, all amounts outstanding under the Print Subsidiary Loan Agreement will be due and payable in full on December 23, 2028, or such earlier date upon which the Print Subsidiary Loan Agreement shall terminate in accordance with the provisions thereof. Capitalized terms used under this description of the Print Subsidiary Loan Agreement and not otherwise defined herein shall have the meaning attributed to such terms in the Print Subsidiary Loan Agreement.

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

The following table details key terms of the Subsidiary Loans as of March 31, 2026 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.43%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.59%	12/23/2028	$111,100
Deferred financing costs, net	(3,829)
Total Subsidiary Loans, net	$454,771

The following table details key terms of the Subsidiary Loans as of December 31, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.73%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.63%	12/23/2028	$111,100
Deferred financing costs, net	(4,189)
Total Subsidiary Loans, net	$454,411

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of March 31, 2026 ($ in thousands):

Year(1)	Credit Facilities	Term Loans
2026 (Remaining)	$—	$—
2027	—	—
2028	981,080	783,600
2029	—	—
2030	—	—
2031	—	—
Thereafter	—	—
Total	$981,080	$783,600

(1) For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

6.
Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate ($ in thousands):

	March 31, 2026	December 31, 2025
Advanced organizational and offering costs	$10,592	$11,229
Repurchases payable	—	5,302
General and administrative expenses	1,962	1,864
Accrued management fee	1,498	1,317
Performance participation allocation	4,284	8,431
Accrued shareholder servicing fee	25,185	20,862
Total	$43,521	$49,005

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $10.6 million and $11.2 million of reimbursable costs were payable to the Adviser at March 31, 2026 and December 31, 2025, respectively.

General and Administrative Expenses

The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $1.8 million and $1.5 million in general and administrative expenses were payable to the Adviser at March 31, 2026 and December 31, 2025, respectively. Approximately $0.2 million and $0.4 million were payable to members of the Company’s board of trustees related to compensation expense at March 31, 2026 and December 31, 2025, respectively.

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

During the three months ended March 31, 2026, the Company issued 357,525 Class A OP units and recognized management fees of $4.1 million in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025, the Company issued 143,479 Class A OP units and 67,171 Class E shares and recognized management fees of $2.3 million in the Condensed Consolidated Statements of Operations.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation), Class B units and Class E units of FNLR OP, 10% of total return and (ii) for the Class C units of FNLR OP, 5% of total return in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the three months ended March 31, 2026, the Company issued 768,181 Class A OP units to the Special Limited Partner as payment for $8.4 million of performance participation allocation expense earned during the fiscal year ended December 31, 2025. During the three months ended March 31, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year ended December 31, 2024.

During the three months ended March 31, 2026 and 2025, the Company recognized $4.3 million and $1.3 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

Accrued Shareholder Servicing Fees

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. The Company accrues ongoing shareholder servicing fees payable to the Dealer Manager for ongoing services rendered to Class F-S shareholders equal to 0.85% per annum of the aggregate NAV of the outstanding shares. The ongoing servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders of approximately 10 years and level of servicing fees attributed to such share class. The Company subsequently reassesses such liability at each reporting period.

Prior to April 11, 2025, the accrued ongoing shareholder servicing fees were recorded as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Subsequent to April 11, 2025, the accrued ongoing shareholder servicing fees are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Related Party Share Ownership

As of March 31, 2026, FIG LLC owns 2,141,207 Class E shares for an aggregate purchase price of $22.3 million.

7.
Derivative Financial Instruments

The Company uses derivative financial instruments to manage risks associated with the Company’s investments and financing transactions. These derivatives may be designated as net investment, cash flow, or fair value hedges under ASC 815, Derivatives and Hedging (“ASC 815”), or accounted for as non-designated derivatives. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to fluctuations in foreign exchange rates.

Interest Rate Swaps

The Company uses interest rate swaps to limit exposure to changes in interest rates, primarily on the variable interest rate debt disclosed in “Note 5 – Debt.” The interest rate swaps qualify as cash flow hedges under ASC 815, and are recorded at fair value on the Condensed Consolidated Balance Sheets in Other assets and Other liabilities, as applicable. Gains and losses due to changes in fair value are recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) for interest rate swaps will be reclassified to interest expense, net when the periodic swap settlements are made.

The following table is a summary of the Company’s outstanding derivatives designated as hedging instruments ($ in thousands):

				March 31, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	Other Liabilities	$250,000	$(63)	Other Liabilities	$250,000	$(473)
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	Other Assets	150,000	534	Other Liabilities	150,000	(243)
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	Other Assets	60,000	265	Other Liabilities	60,000	(84)
Total Swaps					$460,000	$736		$460,000	$(800)

Foreign Currency Exchange Rate Derivatives

Certain of the Company’s foreign investments expose it to fluctuations in foreign currency exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of its functional currency, the U.S. Dollar. The Company uses foreign exchange rate derivatives, including foreign currency forwards, to reduce the risk from fluctuations in foreign exchange rates associated with its assets and liabilities denominated in foreign currencies.

The following table is a summary of the Company’s outstanding derivatives not designated as hedging instruments (notional amounts in thousands):

	March 31, 2026				December 31, 2025
Foreign Currency Forward Contracts	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Buy USD/Sell EUR Forward	Other Assets	4	€28,628	$249	N/A	—	€—	$—
Buy EUR/Sell USD Forward	Other Assets	1	$673	(15)	N/A	—	$—	—
Total				$234				$—

Financial Statement Impact

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	March 31, 2026	March 31, 2025		March 31, 2026	March 31, 2025
Interest rate swaps	$1,536	$(554)	Interest Expense	$160	$143
Total	$1,536	$(554)		$160	$143

The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025 ($ in thousands):

	Statement of Operations Location	March 31, 2026	March 31, 2025
Foreign currency forward contracts	Other income (expense), net	$242	$—

8.
Equity

Authorized Capital

As of March 31, 2026, the Company had the authority to issue an unlimited number of preferred shares and eight classes of common shares including Class S, Class I, Class F-S, Class F-D, Class F-I, Class B, Class D-S and Class E. Class E shares are classified as redeemable common shares on the Company’s Consolidated Balance Sheets. The Company also previously issued Class F-I X, Class B-X and Class D-X which represented Class F-I shares, Class B shares and Class D shares, respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding. The Initial Share Offering Period ended as of February 1, 2024. As of March 31, 2026, there were no Class F-I X, Class B-X or Class D-X shares outstanding Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended March 31, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
December 31, 2025	15	12,842	24,312	68,237	37,528	—	2,544	145,478
Common shares issued	4,195	6,062	1,089	4,124	—	—	33	15,503
Distribution reinvestment	10	133	266	532	192	—	5	1,138
Class transfers	—	—	—	—	—	—	—	—
Common shares repurchased	(10)	(54)	(84)	(232)	(206)	—	—	(586)
March 31, 2026	4,210	18,983	25,583	72,661	37,514	—	2,582	161,533

	Three Months Ended March 31, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S(1)	Class D-X	Class E	Total
December 31, 2024	—	—	2,988	40,463	35,613	1,347	529	80,940
Common shares issued	—	1,936	3,572	10,470	—	—	99	16,077
Distribution reinvestment	—	3	37	300	169	—	2	511
Class transfers	—	—	—	—	1,047	(1,041)	—	6
Common shares repurchased	—	—	—	(11)	—	—	—	(11)
March 31, 2025	—	1,939	6,597	51,222	36,829	306	630	97,523

(1)
Class D shares were renamed to Class D-S shares effective November 14, 2024.

Redeemable Common Shares

In connection with the Company’s payment of its management fee, the Adviser holds Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Company as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $0.1 million and $25,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had 2,581,895 and 2,544,453 redeemable Class E shares issued and outstanding.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

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

During the three months ended March 31, 2026, the Company repurchased 585,116 shares of common shares for a total of $6.2 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company repurchased 11,404 shares of common shares for a total of $0.1 million. The Company had no unfulfilled repurchase requests during the three months ended March 31, 2025.

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

The following table details the aggregate net distributions declared for each applicable class of common shares for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E
Aggregate net distributions declared per share	$0.1600	$0.1819	$0.1663	$0.1882	$0.1876	$—	$0.2144

	Three Months Ended March 31, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E
Aggregate net distributions declared per share	$—	$0.1126	$0.1462	$0.1678	$0.1678	$0.1678	$0.1678

Redeemable Non-Controlling Interests

In connection with its performance participation interest, the Special Limited Partner owns 768,181 Class A units of FNLR OP. Additionally, in connection with the payment of management fees, the Adviser owns 878,168 Class A units of FNLR OP. See Note 6 - Related Party Transactions for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A units for either Class E shares in the Company or cash at their election, the Company has classified these Class A units as Redeemable non-controlling interests outside of equity on the Company's Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million and $42,729 during the three months ended March 31, 2026 and 2025, respectively.

The following table details the redeemable non-controlling interest activity for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$5,714	$—
Settlement of prior performance participation allocation and management fee	12,381	3,367
Repurchases	—	—
Offering costs	(8)	(1)
Net income	143	25
Other comprehensive income (loss)	17	(2)
Distributions	(328)	(43)
Redemption value allocation	468	43
Ending balance	$18,387	$3,389

Share-Based Compensation

The Company accrued $0.1 million and $0.3 million of non-cash compensation expense at March 31, 2026 and December 31, 2025, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other Assets ($ in thousands):

	March 31, 2026	December 31, 2025
Straight-line rent receivable	$61,584	$46,060
Deposits	36,362	53,047
Foreign tax receivable	12,760	—
Deferred financing costs, net	10,588	11,584
Derivative assets	1,033	—
Lease commissions, net	667	673
Other receivables	5,212	8,889
Total Other Assets	$128,206	$120,253

The following table summarizes the components of Other Liabilities ($ in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$6,894	$6,438
Prepaid rental income	10,619	8,179
Derivative liabilities	63	800
Accrued interest payable	8,764	2,524
Repurchases payable	2,266	2,297
Other accrued expenses and liabilities	8,197	7,895
Total Other Liabilities	$36,803	$28,133

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Base rent(1)	$54,373	$25,756
Straight-line rental revenue	15,525	6,841
Total Rental Revenue	$69,898	$32,597

(1)
Base rent consists of fixed lease payments

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of March 31, 2026 ($ in thousands):

Year	Future Minimum Receipts
2026 (Remaining)	$175,912
2027	258,089
2028	293,278
2029	300,264
2030	305,583
2031	309,458
Thereafter	4,547,632
Total	$6,190,216

11.
Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $921.6 million and $711.1 million as of March 31, 2026 and December 31, 2025, respectively, in connection with its properties under development.

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

The following tables detail net income/(loss) per common share ($ in thousands, except per share data):

	Three Months Ended March 31, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$18	$222	$739	$2,027	$2,430	$—	$236	$5,672
Weighted average common shares outstanding - basic	2,495	16,625	25,182	70,413	37,586	—	2,580	154,881
Net income per common share - basic	$0.01	$0.01	$0.03	$0.03	$0.06	$—	$0.09	$0.04
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$143	$143
Net income attributable to FNLR shareholders - dilutive	$18	$222	$739	$2,027	$2,430	$—	$379	$5,815
Effect of dilutive OP units	—	—	—	—	—	—	1,516	1,516
Weighted average common shares outstanding - diluted	2,495	16,625	25,182	70,413	37,586	—	4,096	156,397
Net income per common share - diluted	$0.01	$0.01	$0.03	$0.03	$0.06	$—	$0.09	$0.04

	Three Months Ended March 31, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$—	$18	$283	$2,694	$2,868	$77	$65	$6,005
Weighted average common shares outstanding - basic	—	872	5,426	48,883	36,399	673	627	92,880
Net income per common share - basic	$—	$0.02	$0.05	$0.06	$0.08	$0.11	$0.10	$0.06
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$25	$25
Net income attributable to FNLR shareholders - dilutive	$—	$18	$283	$2,694	$2,868	$77	$90	$6,030
Effect of dilutive OP units	—	—	—	—	—	—	248	248
Weighted average common shares outstanding - diluted	—	872	5,426	48,883	36,399	673	875	93,128
Net income per common share - diluted	$—	$0.02	$0.05	$0.06	$0.08	$0.11	$0.10	$0.06

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

14.
Subsequent Events

In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after March 31, 2026 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from March 31, 2026 through the date the condensed consolidated financial statements were issued.

Investment Activity

On April 15, 2026, the Company acquired 15 industrial properties in the United States for approximately $242.3 million. The properties were subsequently leased back to the seller under an absolute triple net lease.

On May 1, 2026, the Company sold one triple net leased industrial property located in New Jersey for $31.0 million. The property had a carrying value of $26.9 million as of March 31, 2026, resulting in an estimated gain of $4.1 million.

Proceeds from the Issuance of Common Shares

Subsequent to March 31, 2026, the Company issued the following shares (in thousands except for share amounts):

	Shares	Gross Proceeds
Class S	8,256,678	$85,725
Class I	6,923,672	72,275
Class F-S	524,763	5,489
Class F-I	2,113,213	22,264
Class D-S	122,431	1,324
Class E	3,191	35
Total	17,943,948	$187,112

In addition, the Company issued 134,115 Class A units of FNLR OP to the Adviser as payment for $1.5 million of management fees.

Repurchases of Common Shares

Subsequent to March 31, 2026, the Company repurchased the following shares (in thousands except for share amounts):

	Shares	Amount
Class S	—	$—
Class I	13,475	141
Class F-S	129,927	1,363
Class F-I	1,253,901	13,236
Class D-S	138,322	1,500
Class E	—	—
Total	1,535,625	$16,240

Borrowings

Subsequent to March 31, 2026, the Company drew an additional $281.0 million and repaid $188.0 million on the outstanding principal balance of the Secured Revolving Credit Facility.

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

References to “Class D-X” in this section represent Class D-S shares (formerly Class D shares) that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in the Annual Report. As of March 31, 2026, there were no Class D-X shares outstanding. All Class D-X shares were automatically converted into Class D-S shares.

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

As of March 31, 2026, we have received aggregate proceeds of $1.7 billion from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the first quarter of 2026, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since March 31, 2026, through and including the date hereof, we (i) acquired 15 industrial properties in the United States for approximately $242.3 million, (ii) sold one industrial property in New Jersey for $31.0 million, (iii) drew an additional $281.0 million and repaid $188.0 million on the Secured Revolving Credit Facility and (iv) issued and sold an aggregate of 17,943,948 common shares in our private offering, resulting in proceeds of $187.1 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

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

Q1 2026 Highlights

Operating Results

•
Declared monthly net distributions totaling $28.8 million for the three months ended March 31, 2026. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
Inception-to-Date Total Return(1)	3.85%	—%	9.58%	9.21%	—%	9.46%	11.05%	10.76%

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

Investments

•
Acquired 23 properties with a total purchase price of $146.8 million during the three months ended March 31, 2026. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.

Capital Activity and Financings

•
Raised proceeds of $172.5 million from the sale of our common shares for the three months ended March 31, 2026.

Overall Portfolio

•
As of March 31, 2026, our portfolio was comprised of 126 industrial properties, 164 retail properties, four office properties, and three data centers with (i) buildings, (ii) land and (iii) properties under development, representing 69%, 26% and 5%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

The following chart describes the diversification of our real estate portfolio based on gross asset cost as of March 31, 2026:

## Property Type[1]

Retail 15%
Office / Headquarters 10%
Data Center 1%
Industrial 74%

(1) Property Type weighting is measured as the gross asset cost of real estate investments for each property type divided by the gross asset cost of all real estate investments.

The following chart further describes the diversification of our real estate portfolio based on number of properties as of March 31, 2026:

## Region Concentration[1]

Non-US
4%
West
12%
East
18%
Midwest
23%
South
43%

(1) Region Concentration represents regions as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) and the weighting is measured as the number of properties in our real estate portfolio for each regional category divided by the total number of all real estate properties.

The following table provides a summary of our real estate portfolio as of March 31, 2026 ($ and square feet in thousands):

Property Type(1)	Number of Properties	Gross Asset Cost	Weighted Average Annual Escalation	Square Feet	Weighted-Average Lease Term	Occupancy Rate(2)
Industrial	126	$2,452,197	2.47%	17,908	17.95	100%
Retail	164	501,011	2.04%	976	15.83	100%
Office / Headquarters	4	324,997	2.24%	2,006	14.78	100%
Data Center	3	46,183	2.00%	—	16.24	100%
Total	297	$3,324,388		20,890

(1) Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.

(2) Occupancy rate includes build-to-suit investments for which a lease has been executed.

The following table summarizes the Company’s build-to-suit development projects as of March 31, 2026 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Pennsylvania	1	September 2023(1)	$72,450	$71,387	$1,063
Industrial	Missouri	1	November 2023(2)	124,035	106,798	17,237
Data Center	Idaho	1	September 2025	112,609	22,818	89,791
Data Center	Wyoming	1	September 2025	116,856	4,146	112,710
Industrial	Kentucky	1	October 2025	15,400	13,547	1,853
Industrial	Indiana	1	October 2025(3)	139,776	35,017	104,759
Data Center	Minnesota	1	December 2025	123,512	19,220	104,292
Industrial	North Carolina	1	December 2025	268,036	69,303	198,733
Industrial	Louisiana	1	March 2026(4)	27,609	2,306	25,303
Total		9		$1,000,283	$344,542	$655,741

(1)
Property placed into service December 2024.
(2)
Property placed into service June 2025.
(3)
The Company made a deposit toward the future acquisition of this property in October 2025. This amount is included in Other assets on the Condensed Consolidated Balance Sheets.
(4)
The Company began an expansion project in connection with an existing property in March 2026.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of March 31, 2026 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	4,000	1.41%	1,120	5.36%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
2034	1	3,088	1.09%	141	0.67%
Thereafter	77	276,845	97.50%	19,629	93.96%
Total	79	283,933	100%	20,890	100%

(1)
Information includes properties under development.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	$
Revenue
Rental revenue	$69,898	$32,597	$37,301
Total revenue	69,898	32,597	37,301

Expenses
General and administrative	4,332	3,623	709
Management fee	4,131	2,346	1,785
Performance participation allocation	4,284	1,288	2,996
Depreciation and amortization	25,435	10,962	14,473
Total expenses	38,182	18,219	19,963

Other income (expense)
Interest income	482	166	316
Interest expense, net	(26,334)	(8,514)	(17,820)
Other income (expense), net	(49)	—	(49)
Total other income (expense)	(25,901)	(8,348)	(17,553)

Net income	$5,815	$6,030	$(215)
Net income attributable to non-controlling interests	143	25	118
Net income attributable to FNLR shareholders	$5,672	$6,005	$(333)

Revenue

Rental Revenue

Rental revenue increased $37.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $32.6 million to $69.9 million. The increase is primarily due to an increase in the real estate portfolio from 149 properties as of March 31, 2025 to 297 properties as of March 31, 2026.

Expenses

General and Administrative Expenses

General and administrative expenses increased $0.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $3.6 million to $4.3 million. The increase in respective general and administrative expenses is primarily due to increases in professional fees driven by growth of the fund.

Management Fee

Management fee expense increased by $1.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $2.3 million to $4.1 million. The increase is primarily due to the growth of fee paying share classes.

Performance Participation Allocation

Performance participation allocation expense increased $3.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $1.3 million to $4.3 million. The increase in respective performance participation allocation expense is primarily due to an increase of common shares subject to the performance participation allocation, as well as an increase in total return.

Depreciation and Amortization

Depreciation and amortization expense increased $14.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $11.0 million to $25.4 million. The increase is primarily due to an increase in our real estate portfolio from 149 properties as of March 31, 2025 to 297 properties as of March 31, 2026.

Other Income (Expense)

Interest Income

Interest income increased $0.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $0.2 million to $0.5 million. The increase is primarily due to an increase in cash held in an interest earning money market account.

Interest Expense, net

Interest expense, net increased $17.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $8.5 million to $26.3 million. The increase is primarily due to increased borrowings on the Credit Facilities and entry into the Subsidiary Loans subsequent to March 31, 2025.

Other Income (Expense), net

Other expense, net increased $48,684 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $0 to $48,684. The increase is primarily due to a net unrealized loss related to foreign currency activity.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class S, Class I, Class F-S, Class F-I, Class D-S and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of March 31, 2026 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$2,965,702
Intangible assets	491,282
Cash and cash equivalents	12,118
Restricted cash	114,238
Other assets	66,547
Revolving credit facility	(981,080)
Term loan	(776,996)
Subscriptions received in advance	(112,333)
Distribution payable	(10,029)
Due to affiliate	(8,058)
Other liabilities	(30,319)
Net Asset Value	$1,731,072
Number of outstanding shares/units(1)	163,179

(1)
Includes 2,581,895 of Class E common shares and 1,646,348 of Class A units held by the Adviser and affiliates that are classified as Redeemable common shares and redeemable non-controlling interests, respectively.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares/Units	NAV Per Share/Unit
Class S	$43,791	4,210	$10.4024
Class D(1)	—	—	—
Class I	198,625	18,983	$10.4635
Class F-S	268,310	25,583	$10.4879
Class F-D(1)	—	—	—
Class F-I	766,979	72,661	$10.5556
Class D-S	406,808	37,514	$10.8443
Class E(2)	28,170	2,582	$10.9104
OP Units(3)	18,389	1,646	$11.1697
Total	$1,731,072	$163,179

(1)
As of March 31, 2026, there were no Class D or Class F-D shares outstanding.
(2)
Class E shares are classified as Redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
(3)
Includes the Class A OP Units held by the Adviser and the Special Limited Partner.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of March 31, 2026:

Property Type	Capitalization Rate
Industrial	6.98%
Retail	8.18%
Office	7.95%

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail	Office
Capitalization Rate	0.25% Decrease	+3.66%	+3.15%	+3.25%
(Weighted Average)	0.25% Increase	(3.40%)	(2.97%)	(3.05%)

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

March 31, 2026
Shareholder’s equity	$1,469,968
Redeemable common shares	28,170
Redeemable non-controlling interests	18,387
Total partners’ capital and redeemable non-controlling interests	1,516,525
Adjustments:
Accrued organizational and offering costs	10,497
Unrealized real estate appreciation	133,233
Accumulated depreciation and amortization under GAAP	106,668
Straight-line rent	(60,817)
Accrued shareholder servicing fee	24,966
NAV	$1,731,072

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

The following table details the total net distribution for each of our share classes for the three months ended March 31, 2026:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
January 31, 2026	$0.0531	$—	$0.0604	$0.0552	$—	$0.0625	$0.0623	$0.0712
February 28, 2026	0.0534	—	0.0607	0.0555	—	0.0628	0.0626	0.0715
March 31, 2026	0.0535	—	0.0608	0.0556	—	0.0629	0.0627	0.0717
Total	$0.1600	$—	$0.1819	$0.1663	$—	$0.1882	$0.1876	$0.2144

For the three months ended March 31, 2026, we declared distributions in the amount of $28.8 million, respectively. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$16,285	57%	$9,826	63%
Reinvested in shares	12,502	43%	5,739	37%
Total distribution	$28,787	100%	$15,565	100%
Sources of Distributions
Cash flows from operating activities	$28,787	100%	$13,373	86%
Other proceeds(1)	—	0%	2,192	14%
Total sources of distributions	$28,787	100%	$15,565	100%
Cash flows from operating activities	$37,033		$13,373

(1) Build-to-suit construction interest of $2.4 million for the three months ended March 31, 2025 was used as a source to support the dividend payments. Build-to-suit construction interest is not recognized as operating cash flow under GAAP.

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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income attributable to FNLR shareholders	$5,672	$6,005
Adjustments to arrive at FFO:
Depreciation and amortization	25,435	10,962
Impairment of investments in real estate	—	—
Net gain or loss from sale of real estate	—	—
Amount attributable to non-controlling interests for above adjustments	(257)	(36)
FFO attributable to FNLR shareholders	$30,850	$16,931

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $12.1 million and $493.9 million available under the Credit Facilities as of March 31, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $172.5 million for the three months ended March 31, 2026. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least the next 12 months.

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

Capital Resources

For the three months ended March 31, 2026, we issued and sold 16,609,908 common shares, consisting of 4,204,633 Class S shares, 6,194,123 Class I shares, 1,355,058 Class F-S shares, 4,655,275 Class F-I shares, 191,516 Class D-S shares and 9,302 Class E shares to accredited investors in our private offering, amounting to proceeds of $172.5 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 28,139 Class E shares were also issued to the board of trustees as payment for $0.3 million of compensation expense for 2025 fiscal year service. We also issued 768,181 Class A units of the Operating Partnership (the “Class A OP units”) to the Special Limited Partner as payment for $8.4 million of 2025 performance participation allocation fees and 357,525 Class A OP units to the Adviser as payment for $3.9 million of management fees incurred. During the three months ended March 31, 2026, the Company repurchased 585,116 common shares for $6.2 million.

As of March 31, 2026, we had received aggregate proceeds of $1.7 billion from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of March 31, 2026, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 161,473,741 common shares outstanding, consisting of 4,209,646 Class S shares, 18,982,587 Class I shares, 25,582,689 Class F-S shares, 72,660,556 Class F-I shares, 37,513,662 Class D-S shares and 2,524,601 Class E shares.

Additionally, as of March 31, 2026, we had 57,294 Class E shares outstanding that were issued to the Board of Trustees as payment for 2024 and 2025 fiscal year end service.

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5. Debt” for information relating to our Credit Facilities.

Cash Flows

Cash flows provided by operating activities increased $23.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $13.4 million to $37.0 million. The increase is primarily attributable to the growth of our real estate portfolio, which increased by 148 properties for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from 149 properties to 297 properties.

Cash flows used in investing activities decreased $77.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $232.4 million to $154.7 million. The decrease is primarily attributable to fewer real estate acquisitions in the current year.

Cash flows provided by financing activities increased $112.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 from $83.8 million to $196.3 million. The increase is primarily attributable to a $49.8 million increase of net cash inflows from borrowings and repayments of the credit facility, a $38.0 million increase in proceeds from the issuance of common shares and redeemable common shares and a $43.0 million increase of subscriptions received in advance for the three months ended March 31, 2026.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of March 31, 2026 ($ in thousands):

Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Revolving Credit Facility and Term Loan Facility	$1,306,080	$—	$1,306,080	$—	$—
Subsidiary Loans	458,600	—	458,600		—
Advanced organizational and offering costs	10,592	2,217	8,375	—	—
Commitments	921,572	671,489	250,083	—	—
Total	$2,696,844	$673,706	$2,023,138	$—	$—

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

We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of March 31, 2026, the outstanding principal balance of our variable rate indebtedness was $1.4 billion.

The Company’s Secured Revolving Credit Facility and Term Loan Facility are indexed to secured overnight financing rate (“SOFR”). We have executed interest rate swaps with an aggregate notional amount of $460.0 million as of March 31, 2026 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the Secured Revolving Credit Facility, Term Loan Facility and Subsidiary Loan as of March 31, 2026, a 10% increase in SOFR would result in increased interest expense of $5.1 million over a 12 month period, net of the impact of our interest rate swaps.

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

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				March 31, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	Other Liabilities	$250,000	$(63)	Other Liabilities	$250,000	$(473)
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	Other Assets	150,000	534	Other Liabilities	150,000	(243)
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	Other Assets	60,000	265	Other Liabilities	60,000	(84)
Total Swaps					$460,000	$736		$460,000	$(800)

Valuation of liabilities not measured at fair value

As of March 31, 2026, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the

Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report.

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

The following table sets forth shares repurchased by the Company during the three months ended March 31, 2026 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 — January 31, 2026	94,044	$10.5081	94,044	—
February 1 — February 28, 2026	276,442	$10.5243	276,442	—
March 1 — March 31, 2026	214,631	$10.5590	214,631	—
Total	585,116		585,116	—

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6 EXHIBITS

(b)
Exhibits

Exhibit Number	Exhibit Description
10.1

Fifth Amendment to Credit Agreement, dated January 29, 2026, by and among FNLR OP LP, as borrower, Fortress Net Lease REIT, as guarantor, the other guarantors party thereto, Old National Bank, as a new lender, each other lender party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2026 and incorporated herein by reference)

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

Date: May 14, 2026

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer