Form 10-Q
period 2026-06-30
Fortress Net Lease REIT
filed 2026-08-11
CIK 1966394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the issuer had the following shares outstanding: 23,176,208 Class S shares, 38,120,132 Class I shares, 26,746,836 Class F-S shares, 76,246,528 Class F-I shares, 37,244,661 Class D-S shares, 5,691 Class D shares and 2,699,532 Class E shares.

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
•
the effect of global and national economic market conditions generally upon our operating results, including, but not limited to, changes with respect to inflation, interest rate changes and supply chain disruptions, and changes in government rules, regulations and fiscal policies;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Net Lease REIT

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	June 30, 2026	December 31, 2025
Investments in real estate, net	$2,962,972	$2,618,437
Intangible assets, net	523,347	468,200
Cash and cash equivalents	41,784	3,968
Restricted cash	105,569	43,917
Other assets	131,546	120,253
Total assets	$3,765,218	$3,254,775

Liabilities and Equity
Liabilities
Subscriptions received in advance	74,559	40,227
Due to affiliate	69,262	49,005
Revolving credit facility	1,007,204	1,010,100
Term loans, net	807,636	753,905
Distribution payable	11,776	8,911
Other liabilities	46,419	28,133
Total liabilities	2,016,856	1,890,281

Commitments and contingencies (Note 11)
Redeemable common shares (Note 8)	29,678	27,292
Redeemable non-controlling interests (Note 8)	7,690	5,714

Equity
Common shares - Class S shares, $0.01 par value per share, 17,091 and 15 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	171	—
Common shares - Class I shares, $0.01 par value per share, 30,804 and 12,842 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	308	129
Common shares - Class F-S shares, $0.01 par value per share, 26,116 and 24,312 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	261	243
Common shares - Class F-I shares, $0.01 par value per share, 74,341 and 68,237 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	743	683
Common shares - Class D-S shares, $0.01 par value per share, 37,168 and 37,528 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	371	374
Additional paid-in capital	1,837,272	1,414,710
Accumulated other comprehensive income (loss)	3,352	(790)
Accumulated deficit	(131,484)	(83,861)
Total equity	1,710,994	1,331,488
Total liabilities and equity	$3,765,218	$3,254,775

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue
Rental revenue	$79,347	$39,356	$149,245	$71,953
Total revenue	79,347	39,356	149,245	71,953

Expenses
Rental property operating	1,521	142	1,521	207
General and administrative	4,787	2,695	9,119	6,253
Management fee	5,028	2,827	9,159	5,173
Performance participation allocation	5,676	1,855	9,960	3,143
Depreciation and amortization	29,268	15,438	54,703	26,400
Total expenses	46,280	22,957	84,462	41,176

Other income (expense)
Interest income	22	452	504	618
Net gain (loss) on dispositions of real estate	3,228	—	3,228	—
Interest expense, net	(28,104)	(10,519)	(54,438)	(19,033)
Other income (expense), net	531	—	482	—
Total other income (expense)	(24,323)	(10,067)	(50,224)	(18,415)

Net income	$8,744	$6,332	$14,559	$12,362
Net income attributable to non-controlling interests	205	39	348	64
Net income attributable to FNLR shareholders	$8,539	$6,293	$14,211	$12,298

Earnings per common share - basic and diluted - (Note 12)	$0.05	$0.06	$0.08	$0.12
Weighted-average common shares outstanding - basic - (Note 12)	179,631	109,662	167,324	101,318
Weighted average common shares outstanding - diluted - (Note 12)	179,631	110,031	167,324	101,627

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$8,744	$6,332	$14,559	$12,362
Other comprehensive gain (loss):
Change in fair value of interest rate swaps	2,996	(430)	4,532	(986)
Foreign currency translation adjustment	(441)	—	(348)	—
Other comprehensive income (loss)	2,555	(430)	4,184	(986)
Comprehensive income	11,299	5,902	18,743	11,376
Comprehensive income attributable to non-controlling interests	230	36	390	59
Comprehensive income attributable to FNLR shareholders	$11,069	$5,866	$18,353	$11,317

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended June 30, 2026
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at March 31, 2026	$42	$190	$256	$727	$374	$1,574,203	$822	$(106,646)	$1,469,968
Common shares issued	128	116	5	29	—	277,820	—	—	278,098
Offering costs	—	—	—	—	—	(413)	—	—	(413)
Distribution reinvestment	1	2	2	6	2	14,338	—	—	14,351
Share class exchange	—	—	—	—	—	123	—	—	123
Common shares repurchased	—	—	(2)	(19)	(5)	(27,746)	—	—	(27,772)
Other comprehensive income (other comprehensive income of $25 allocated to redeemable NCI)	—	—	—	—	—	—	2,530	—	2,530
Net income (net income of $205 allocated to redeemable NCI)	—	—	—	—	—	—	—	8,539	8,539
Distributions declared on common shares ($0.2191 gross per share)	—	—	—	—	—	—	—	(33,377)	(33,377)
Allocation to redeemable common shares	—	—	—	—	—	(535)	—	—	(535)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(518)	—	—	(518)
Balance at June 30, 2026	$171	$308	$261	$743	$371	$1,837,272	$3,352	$(131,484)	$1,710,994

See accompanying notes to the condensed consolidated financial statements.

	Three Months Ended June 30, 2025
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at March 31, 2025	$—	$19	$66	$513	$367	$3	$960,613	$394	$(37,933)	$924,042
Common shares issued	—	35	35	73	—	—	142,631	—	—	142,774
Offering costs	—	—	—	—	—	—	(530)	—	—	(530)
Distribution reinvestment	—	—	1	4	2	—	7,206	—	—	7,213
Share class exchange	—	—	—	—	3	(3)	(512)	—	—	(512)
Common shares repurchased	—	—	—	(2)	—	—	(2,010)	—	—	(2,012)
Other comprehensive loss (other comprehensive loss of $3 allocated to redeemable NCI)	—	—	—	—	—	—	—	(427)	—	(427)
Net income (net income of $39 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	6,293	6,293
Distributions declared on common shares ($0.1937 gross per share)	—	—	—	—	—	—	—	—	(19,165)	(19,165)
Allocation to redeemable common shares	—	—	—	—	—	—	(188)	—	—	(188)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(74)	—	—	(74)
Balance at June 30, 2025	$—	$54	$102	$588	$372	$—	$1,107,136	$(33)	$(50,805)	$1,057,414

	Six Months Ended June 30, 2026
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2025	$—	$129	$243	$683	$374	$1,414,710	$(790)	$(83,861)	$1,331,488
Common shares issued	170	177	16	70	—	433,342	—	—	433,775
Offering costs	—	—	—	—	—	(1,162)	—	—	(1,162)
Distribution reinvestment	1	3	5	11	4	26,162	—	—	26,186
Share class exchange	—	—	—	—	—	123	—	—	123
Common shares repurchased	—	(1)	(3)	(21)	(7)	(33,904)	—	—	(33,936)
Other comprehensive income (other comprehensive income of $42 allocated to redeemable NCI)	—	—	—	—	—	—	4,142	—	4,142
Net income (net income of $348 allocated to redeemable NCI)	—	—	—	—	—	—	—	14,211	14,211
Distributions declared on common shares ($0.4335 gross per share)	—	—	—	—	—	—	—	(61,834)	(61,834)
Allocation to redeemable common shares	—	—	—	—	—	(1,013)	—	—	(1,013)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(986)	—	—	(986)
Balance at June 30, 2026	$171	$308	$261	$743	$371	$1,837,272	$3,352	$(131,484)	$1,710,994

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended June 30, 2025
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2024	$—	$—	$30	$405	$355	$13	$796,992	$948	$(28,417)	$770,326
Common shares issued	—	54	71	177	—	—	301,582	—	—	301,884
Offering costs	—	—	—	—	—	—	(815)	—	—	(815)
Distribution reinvestment	—	—	1	8	4	—	12,381	—	—	12,394
Share class exchange	—	—	—	—	13	(13)	(512)	—	—	(512)
Common shares repurchased	—	—	—	(2)	—	—	(2,127)	—	—	(2,129)
Other comprehensive loss (other comprehensive loss of $5 allocated to redeemable NCI)	—	—	—	—	—	—	—	(981)	—	(981)
Net income (net income of $64 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	12,298	12,298
Distributions declared on common shares ($0.3615 gross per share)	—	—	—	—	—	—	—	—	(34,686)	(34,686)
Allocation to redeemable common shares	—	—	—	—	—	—	(248)	—	—	(248)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(117)	—	—	(117)
Balance at June 30, 2025	$—	$54	$102	$588	$372	$—	$1,107,136	$(33)	$(50,805)	$1,057,414

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$14,559	$12,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,703	26,400
Straight-line rent adjustment	(33,193)	(14,640)
Management fee	9,159	5,173
Performance participation allocation	9,960	3,143
Net (gain) loss on dispositions of real estate	(3,228)	—
Other items	5,288	1,692
Changes in assets and liabilities:
Decrease in other assets	980	244
Increase in other liabilities/decrease in due to affiliates	1,690	(1,497)
Net cash provided by operating activities	59,918	32,877

Cash flows from investing activities:
Acquisitions of real estate	(368,367)	(541,224)
Capital expenditures and improvements	(76,389)	(34,746)
Proceeds from disposition of real estate	30,999	—
Net cash used in investing activities	(413,757)	(575,970)

Cash flows from financing activities:
Borrowings under revolving credit facility	464,778	442,000
Repayment of revolving credit facility	(467,152)	(382,500)
Borrowings under term loans	52,500	60,000
Payment of deferred financing costs	(2,045)	(3,342)
Proceeds from issuance of common shares	409,309	227,457
Proceeds from issuance of redeemable common shares	1,149	22,646
Offering costs paid	(1,404)	(968)
Repurchase of common shares	(32,311)	(5,808)
Repurchase of non-controlling interests	(12,487)	(1,891)
Subscriptions received in advance	74,559	41,689
Payment of distributions to common shareholders	(32,681)	(19,729)
Payment of distributions to non-controlling interests	(599)	(104)
Net cash provided by financing activities	453,616	379,450
Net change in cash, cash equivalents and restricted cash	99,777	(163,643)

Cash, cash equivalents and restricted cash, beginning of period	47,885	214,962
Effects of currency translation on cash, cash equivalents, and restricted cash	(309)	—
Cash, cash equivalents and restricted cash, end of period	$147,353	$51,319

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$41,784	$5,509
Restricted cash	105,569	45,810
Total cash, cash equivalents and restricted cash	$147,353	$51,319

Supplemental disclosures:
Interest paid	$48,759	$19,066

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$15,230	$7,665
Change in fair value of interest rate swap	$4,532	$(986)
Issuance of Class E shares as settlement of the management fee and board of trustees compensation	$300	$991
Redeemable non-controlling interests issued as settlement of the management fee and performance participation allocation	$17,143	$6,079
Share class exchange	$—	$14
Offering costs due to affiliate	$408	$291
Other offering costs payable	$766	$528
Accrued unpaid shareholder servicing fee	$15,617	$8,771
Allocation to redeemable common shares	$1,013	$248
Allocation to redeemable non-controlling interests	$986	$117
Repurchases payable	$12,724	$188
Distribution reinvestment	$26,290	$12,447
Accrued distributions	$11,776	$6,770

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

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the three and six months ended June 30, 2026 the Company had received aggregate proceeds of $305.8 million and $478.3 million, respectively, from the sales of its common shares through the private offering. For the three and six months ended June 30, 2025, the Company had received aggregate proceeds of $175.8 million and $343.4 million, respectively, from the sales of its common shares through the private offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share as calculated monthly.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See Note 2 - Summary of Significant Accounting Policies for additional information on segment reporting. As of June 30, 2026, the Company owned 311 real estate properties, eight of which are subject to build-to-suit leases currently in development, with the remaining properties fully leased pursuant to triple net lease agreements. All acquisitions are industrial, retail, data center and office/headquarters properties located in the United States and Europe.

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

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in General and administrative of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, have been reclassified to Rental property operating to conform to the three and six months ended June 30, 2026 presentation.

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

During the three and six months ended June 30, 2026, the Company recognized depreciation expense in the amount of $21.1 million and $39.0 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized depreciation expense in the amount of $10.7 million and $18.9 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Company recognized amortization expense in the amount of $8.2 million and $15.7 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized amortization expense in the amount of $4.7 million and $7.5 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents, which are stated at cost and approximates fair value. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of June 30, 2026, the restricted cash balance of $105.6 million primarily consists of amounts held for future construction draws, subscriptions received in advance and undistributed proceeds from the sale of a property under Section 1031 of the

Internal Revenue Code of 1986, as amended. As of December 31, 2025 the restricted cash balance of $43.9 million primarily consisted of amounts held for future construction draws and subscriptions received in advance.

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

Deferred Charges

The Company’s deferred charges include financing costs for legal and other loan costs incurred by the Company for its financing agreements. In accordance with ASC 835, Interest, the Company records deferred financing costs as a component of Other assets for the Secured Revolving Credit Facility (as defined below) and as a reduction of the Term Loan Facility and Subsidiary Loans (see “Note 5 – Debt”) on the Condensed Consolidated Balance Sheets and amortizes using the straight-line method, which approximates the effective interest method, over the term of the applicable financing agreements.

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

Valuation of liabilities not measured at fair value

As of June 30, 2026, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had one tenant from which it derived 10% or more of its revenue for the three and six months ended June 30, 2026, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Tenant A(1)	$7,439	9.56%	$14,877	10.07%

(1) Tenant A is a multinational shipping, receiving and supply chain management company.

The Company had two tenants from which it derived 10% or more of its revenue for the three and six months ended June 30, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Tenant A(1)	$7,124	18.10%	$14,247	19.80%
Tenant B(2)	$3,490	8.87%	$7,002	10.00%

(1)
Tenant A is a leading global distributor of commodity, specialty chemicals and ingredients.
(2)
Tenant B is a leading agricultural company.

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

3.
Investments in Real Estate, net

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Buildings and tenant improvements	$2,042,038	$1,854,000
Land	600,226	524,922
Land improvements	221,807	174,914
Construction in progress	195,294	122,725
Total	3,059,365	2,676,561
Accumulated depreciation	(96,393)	(58,124)
Investments in real estate, net	$2,962,972	$2,618,437

No construction in progress was placed into service during the six months ended June 30, 2026. During the six months ended June 30, 2025, $90.9 million of construction in progress was placed into service, including $84.3 million of buildings and $6.6 million of land improvements.

Acquisitions

During the six months ended June 30, 2026, the Company acquired 27 industrial and 11 retail properties for $389.3 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 22.3 million and 19.7 million square feet as of June 30, 2026 and December 31, 2025, respectively, all of which is fully occupied.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2026 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	New York	$47,541	1		196
Industrial	France	68,418	10		780
Industrial	Hungary	10,892	1		185
Industrial	Various	242,755	15	(1)	1,546
Total Industrial Properties		369,606	27		2,707

Retail Properties:
Retail	Maine	1,677	1	(1)	3
Retail	Alabama	6,039	3	(1)	18
Retail	South Carolina	12,025	7	(1)	27
Total Retail Properties		19,741	11		48
Total		$389,347	38		2,755

(1) Properties subject to master lease agreement.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the six months ended June 30, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,777	3	(1)	1,153
Industrial	Various	27,742	3	(1)	275
Industrial	Michigan	55,874	1		1,120
Industrial	Florida	15,002	1		170
Industrial	Various	34,594	2	(1)	458
Total Industrial Properties		212,989	10		3,176

Retail Properties:
Retail	Washington	26,982	5	(1)	40
Retail	Michigan	2,305	1	(1)	4
Retail	Connecticut	3,868	1		10
Retail	Texas	33,606	7	(1)	92
Retail	Missouri	56,513	25	(1)	135
Total Retail Properties		123,274	39		281

Office / Headquarters Properties:
Office / Headquarters	Ohio	196,379	2		1,609
Total Office / Headquarters Properties		196,379	2		1,609
Total		$532,642	51		5,066

(1) Properties subject to master lease agreement.

Additionally, during the six months ended June 30, 2025, the Company acquired additional land adjacent to an existing industrial property in Texas for $1.5 million. The property was acquired in connection with an upsize to an existing industrial property subject to a master lease agreement.

The following table details the purchase price allocation for the properties acquired during the six months ended June 30, 2026 ($ in thousands):

Amount
Buildings and building improvements	$184,538
Land	83,263
Land improvements	46,673
In-place lease intangibles	75,739
Total Purchase Price	$390,213

During the six months ended June 30, 2026, the Company made deposits of $1.3 million for future acquisitions, which are included in Other assets on the Condensed Consolidated Balance Sheets.

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

Dispositions

During the three and six months ended June 30, 2026, the Company sold one triple net leased industrial property located in New Jersey for $31.0 million and recognized a net gain on dispositions of real estate of $3.2 million. There were no dispositions during the three and six months ended June 30, 2025.

4.
Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following ($ in thousands):

Intangible lease assets	June 30, 2026	December 31, 2025
In-place lease intangibles	$554,205	$483,790
Condominium interest	7,492	7,492
Total intangible lease assets	561,697	491,282
Accumulated amortization
In-place lease intangibles	(38,350)	(23,082)
Intangible lease assets, net	$523,347	$468,200

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of June 30, 2026 is as follows ($ in thousands):

Year	Amount
2026 (Remaining)	$16,397
2027	32,795
2028	32,795
2029	32,795
2030	31,665
2031	30,084
Thereafter	339,324
Total	$515,855

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

On June 29, 2026, the Loan Parties and Regions Bank entered into that certain New Lender Joinder Agreement (the “Joinder Agreement”), which supplemented the Credit Agreement.

Pursuant to the Joinder Agreement, and effective on June 29, 2026, Regions Bank became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to the Section 2.15 of the Credit Agreement and the Joinder Agreement, the Company requested, and the lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1.8 billion to $1.9 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $1.475 billion to $1.545 billion and (ii) an increase in the Term Loan Facility from $325.0 million to $355.0 million.

The following table details key terms of the Credit Facilities as of June 30, 2026 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$1,007,204	5.05%	10/16/2026	$1,545,000
Total Secured Revolving Credit Facility	1,007,204

Term Loan Facility	$355,000	5.50%	10/16/2026	$355,000
Deferred financing costs, net	(2,504)
Term Loan Facility, net	352,496
Total Credit Facilities, net	$1,359,700

(1)
Includes a $25.0 million sublimit of standby letters of credit.

The following table details key terms of the Credit Facilities as of December 31, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$1,010,100	5.87%	10/16/2026	$1,347,500
Total Secured Revolving Credit Facility	1,010,100

Term Loan Facility	$302,500	5.83%	10/16/2026	$302,500
Deferred financing costs, net	(3,006)
Term Loan Facility, net	299,494
Total Credit Facilities, net	$1,309,594

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

The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of June 30, 2026, the Company was in compliance with all of its financial loan covenants.

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

In connection with the Subsidiary Loan Agreement, FNLR OP LP, a wholly owned subsidiary through which the Company owns all or substantially all its assets, (the “Operating Partnership”), provided a guaranty (the “Carveout Guaranty”), pursuant to which the Operating Partnership (i) has agreed to guarantee the payment of the indebtedness pursuant to the Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to the Subsidiary Loan Borrower or any property and (ii) agreed to satisfy certain financial covenants as set forth in the Carveout Guaranty, including minimum net worth and liquidity requirements. The Operating Partnership is also liable under the Carveout Guaranty for costs, expenses, damages and losses actually incurred by BofA, in its capacity as the administrative agent resulting from customary “bad boy” events pertaining to the Operating Partnership as described more fully in the Carveout Guaranty.

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

The following table details key terms of the Subsidiary Loans as of June 30, 2026 ($ in thousands):

Indebtedness(1)	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.39%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.57%	12/23/2028	$111,100
Deferred financing costs, net	(3,460)
Total Subsidiary Loans, net	$455,140

(1)
Subsidiary Loans are included in Term loans, net on the Condensed Consolidated Balance Sheets.

The following table details key terms of the Subsidiary Loans as of December 31, 2025 ($ in thousands):

Indebtedness(1)	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.73%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.63%	12/23/2028	$111,100
Deferred financing costs, net	(4,189)
Total Subsidiary Loans, net	$454,411

(1)
Subsidiary Loans are included in Term loans, net on the Condensed Consolidated Balance Sheets.

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of June 30, 2026 ($ in thousands):

Year(1)	Secured Revolving Credit Facility	Term Loan Facility	Subsidiary Loans
2026 (Remaining)	$—	$—	$—
2027	—	—	—
2028	1,007,204	355,000	458,600
2029	—	—	—
2030	—	—	—
2031	—	—	—
Thereafter	—	—	—
Total	$1,007,204	$355,000	$458,600

(1) For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

6.
Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate ($ in thousands):

	June 30, 2026	December 31, 2025
Advanced organizational and offering costs	$9,822	$11,229
Repurchases payable	8,748	5,302
General and administrative expenses	2,346	1,864
Accrued management fee	1,763	1,317
Performance participation allocation	9,961	8,431
Accrued shareholder servicing fee	36,622	20,862
Total	$69,262	$49,005

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $9.8 million and $11.2 million of reimbursable costs were payable to the Adviser at June 30, 2026 and December 31, 2025, respectively.

Repurchases Payable

During the three and six months ended June 30, 2026, the Special Limited Partner and the Adviser submitted 768,181 and 640,636 Class A Units, respectively, for repurchase by the Company for a total of $15.9 million. As of June 30, 2026, $8.7 million of the amount due is recorded as a Component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

General and Administrative Expenses

The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $2.1 million and $1.5 million in general and administrative expenses were payable to the Adviser at June 30, 2026 and December 31, 2025, respectively. Approximately $0.2 million and $0.4 million were payable to members of the Company’s board of trustees related to compensation expense at June 30, 2026 and December 31, 2025, respectively.

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

During the three and six months ended June 30, 2026, the Company issued 422,910 and 780,435 Class A OP units and recognized management fees of $5.0 million and $9.2 million, respectively, in the Condensed Consolidated Statements of Operations. Approximately $1.8 million and $1.3 million of management fees were payable to the Adviser as of June 30, 2026 and December 31, 2025, respectively, on the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2025, the Company issued 257,267 Class A OP units and recognized management fees of $2.8 million in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025, the Company issued 400,746 Class A OP units and 67,171 Class E shares and recognized management fees of $5.2 million in the Condensed Consolidated Statements of Operations.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class S units, Class D units and Class I units of FNLR OP, 12.5% of total return and (ii) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation) and Class E units of FNLR OP, 10% of total return, in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the three and six months ended June 30, 2026, the Company issued 768,181 Class A OP units to the Special Limited Partner as payment for $8.4 million of performance participation allocation expense earned during the fiscal year ended December 31, 2025. During the three and six months ended June 30, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year ended December 31, 2024.

During the three and six months ended June 30, 2026, the Company recognized $5.7 million and $10.0 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $1.9 million and $3.1 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

Accrued Shareholder Servicing Fees

On April 11, 2025, the Company appointed Fortress Wealth Solutions LLC (the “Dealer Manager”), an affiliate of the Adviser, as dealer manager in connection with its ongoing private offering of securities. The Company accrues ongoing shareholder servicing fees payable to the Dealer Manager for ongoing services rendered to (i) Class S and Class F-S shareholders equal to 0.85% per annum of the aggregate NAV of the outstanding Class S shares and Class F-S shares, respectively, and (ii) Class D and Class F-D shareholders equal to 0.25% per annum of the aggregate NAV of the outstanding Class D shares and Class F-D shares, respectively. The ongoing servicing fees are paid monthly in arrears. At the time such shares are sold to a shareholder, the Company accrues an estimate of the future shareholder servicing payable to the Dealer Manager. The estimate is based on the expected holding period by the shareholders of approximately 10 years and level of servicing fees attributed to such share class. The Company subsequently reassesses such liability at each reporting period.

Prior to April 11, 2025, the accrued ongoing shareholder servicing fees were recorded as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Subsequent to April 11, 2025, the accrued ongoing shareholder servicing fees are recorded as a component of Due to affiliates on the Company’s Condensed Consolidated Balance Sheets.

Related Party Share Ownership

As of June 30, 2026, FIG LLC owns 2,141,207 Class E shares for an aggregate purchase price of $22.3 million.

Real Estate Transactions

Investments in real estate, net and Intangible assets, net include properties that were acquired from affiliates of the Adviser. During the three and six months ended June 30, 2026, the Company did not acquire any properties from a related party.

During the three and six months ended June 30, 2025, the Company acquired one industrial property located in Michigan for approximately $55.9 million, two office/headquarters properties located in Ohio for approximately $196.4 million and two industrial properties located in Alabama and Ohio for approximately $34.6 million from affiliates of the Adviser.

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

The following table is a summary of the Company’s outstanding derivatives designated as hedging instruments ($ in thousands):

				June 30, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	Other Assets	$250,000	$33	Other Liabilities	$250,000	$(473)
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	Other Assets	150,000	1,096	Other Liabilities	150,000	(243)
Goldman Sachs Bank USA	4/7/2029	3.77%	One-month SOFR	Other Assets	500,000	1,336	N/A	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	Other Assets	60,000	422	Other Liabilities	60,000	(84)
Bank of America, National Association(1)	10/22/2027	3.67%	Daily simple SOFR	Other Assets	250,000	845	N/A	—	—
Total Swaps					$1,210,000	$3,732		$460,000	$(800)

(1)
Effective date of October 22, 2026.

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

The following table is a summary of the Company’s outstanding derivatives not designated as hedging instruments (notional and fair value amounts in thousands):

	June 30, 2026				December 31, 2025
Foreign Currency Forward Contracts	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Buy USD/Sell EUR Forward	Other Assets	5	€34,476	$523	N/A	—	€—	$—
Buy EUR/Sell USD Forward	Other Assets	2	$12,540	69	N/A	—	$—	—
Total				$592				$—

Financial Statement Impact

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended June 30, 2026 and 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Interest rate swaps	$2,996	$(430)	Interest Expense	$(33)	$518
Total	$2,996	$(430)		$(33)	$518

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the six months ended June 30, 2026 and 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Interest rate swaps	$4,532	$(986)	Interest Expense	$127	$660
Total	$4,532	$(986)		$127	$660

The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026 and 2025 ($ in thousands):

		Three Months Ended		Six Months Ended
	Statement of Operations Location	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign currency forward contracts	Other income (expense), net	$358	$—	$600	$—

8.
Equity

Authorized Capital

As of June 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and eight classes of common shares including Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. Class E shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. The Company also previously issued Class F-I X, Class B-X and Class D-X which represented Class F-I shares, Class B shares and Class D shares, respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding. The Initial Share Offering Period ended as of February 1, 2024. As of June 30, 2026, there were no Class F-I X, Class B-X or Class D-X shares outstanding. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following tables detail the movement in the Company’s outstanding shares of common shares (in thousands):

	Three Months Ended June 30, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class E	Total
March 31, 2026	4,210	18,983	25,583	72,661	37,514	2,582	161,533
Common shares issued	12,800	11,606	480	2,926	—	100	27,912
Distribution reinvestment	81	217	279	599	183	5	1,364
Class transfers	—	11	(10)	10	—	(11)	—
Common shares repurchased	—	(13)	(216)	(1,855)	(529)	(5)	(2,618)
June 30, 2026	17,091	30,804	26,116	74,341	37,168	2,671	188,191

	Three Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
March 31, 2025	1,939	6,597	51,222	36,829	306	630	97,523
Common shares issued	3,532	3,488	7,267	—	—	2,167	16,454
Distribution reinvestment	35	79	403	185	—	3	705
Class transfers	—	—	(50)	309	(306)	49	2
Common shares repurchased	—	—	(197)	—	—	(370)	(567)
June 30, 2025	5,506	10,164	58,645	37,323	—	2,479	114,117

	Six Months Ended June 30, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class E	Total
December 31, 2025	15	12,842	24,312	68,237	37,528	2,544	145,478
Common shares issued	16,995	17,667	1,569	7,049	—	134	43,414
Distribution reinvestment	91	350	545	1,131	375	10	2,502
Class transfers	—	12	(10)	10	—	(12)	—
Common shares repurchased	(10)	(67)	(300)	(2,086)	(735)	(5)	(3,203)
June 30, 2026	17,091	30,804	26,116	74,341	37,168	2,671	188,191

	Six Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
December 31, 2024	—	2,988	40,463	35,613	1,347	529	80,940
Common shares issued	5,468	7,061	17,738	—	—	2,266	32,533
Distribution reinvestment	38	115	702	354	—	5	1,214
Class transfers	—	—	(50)	1,356	(1,347)	49	8
Common shares repurchased	—	—	(208)	—	—	(370)	(578)
June 30, 2025	5,506	10,164	58,645	37,323	—	2,479	114,117

Redeemable Common Shares

In connection with the Company’s payment of its management fee, the Adviser may elect to receive Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See Note 6 - Related Party Transactions for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Company as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $1.1 million and $1.3 million for the three and six months ended June 30, 2026, respectively. The Company received proceeds from the issuance of redeemable common shares of $22.6 million for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the Company had 2,670,929 and 2,544,453 redeemable Class E shares issued and outstanding.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million and $1.0 million during the three and six months ended June 30, 2026, respectively. The Company recorded an allocation adjustment of $0.2 million during the three and six months ended June 30, 2025.

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

During the three and six months ended June 30, 2026, the Company repurchased 2,618,578 and 3,203,694 shares of common shares for a total of $27.8 million and $33.9 million, respectively. Additionally, the Company repurchased 1,408,817 Class A OP units for a total of $15.9 million during the three and six months ended June 30, 2026. The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2025, the Company repurchased 566,813 and 578,217 shares of common shares for a total of $5.9 million and $6.0 million, respectively. Additionally, the Company repurchased 181,062 Class A OP units for a total of $1.9 million during the three and six months ended June 30, 2025. The Company had no unfulfilled repurchase requests during the three and six months ended June 30, 2025.

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

The following table details the aggregate net distributions declared for each applicable class of common shares for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class E
Aggregate net distributions declared per share	$0.1644	$0.1863	$0.1704	$0.1926	$0.1919	$0.2191

	Three Months Ended June 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E
Aggregate net distributions declared per share	$0.1723	$0.1550	$0.1765	$0.1763	$—	$0.1937

The following table details the aggregate net distributions declared for each applicable class of common shares for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class E
Aggregate net distributions declared per share	$0.3244	$0.3682	$0.3367	$0.3808	$0.3794	$0.4335

	Six Months Ended June 30, 2025
	Class I(1)	Class F-S	Class F-I	Class D-S	Class D-X	Class E
Aggregate net distributions declared per share	$0.2849	$0.3012	$0.3443	$0.3441	$0.1678	$0.3615

(1)
Shares were outstanding for a portion of the six months ended June 30, 2025.

Redeemable Non-Controlling Interests

In connection with its performance participation interest, the Special Limited Partner receives Class A units of FNLR OP. Additionally, in connection with the payment of management fees, the Adviser owns 660,441 Class A units of FNLR OP. See Note 6 - Related Party Transactions for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A units for either Class E shares in the Company or cash at their election, the Company has classified these Class A units as Redeemable non-controlling interests outside of equity on the Company's Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.5 million and $1.0 million during the three and six months ended June 30, 2026, respectively. The Company recorded an allocation adjustment of $74,203 and $116,932 during the three and six months ended June 30, 2025, respectively.

The following table details the redeemable non-controlling interest activity for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at beginning of period	$5,714	$—
Settlement of prior performance participation allocation and management fee	17,143	6,079
Repurchases	(15,932)	(1,891)
Offering costs	(12)	(3)
Net income	348	64
Other comprehensive income (loss)	42	(5)
Distributions	(599)	(104)
Redemption value allocation	986	117
Ending balance	$7,690	$4,257

Share-Based Compensation

The Company accrued $0.2 million and $0.3 million of non-cash compensation expense at June 30, 2026 and December 31, 2025, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other Assets ($ in thousands):

	June 30, 2026	December 31, 2025
Straight-line rent receivable	$78,268	$46,060
Deposits	36,347	53,047
Deferred financing costs, net	9,271	11,584
Derivative assets	4,324	—
Lease commissions, net	661	673
Other receivables	2,675	8,889
Total Other Assets	$131,546	$120,253

The following table summarizes the components of Other Liabilities ($ in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$22,468	$6,438
Prepaid rental income	8,647	8,179
Derivative liabilities	—	800
Accrued interest payable	2,741	2,524
Repurchases payable	3,976	2,297
Other accrued expenses and liabilities	8,587	7,895
Total Other Liabilities	$46,419	$28,133

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

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Base rent(1)	$60,156	$31,415	$114,529	$57,106
Straight-line rental revenue	17,670	7,799	33,195	14,640
Variable lease payments(2)	1,521	142	1,521	207
Total Rental Revenue	$79,347	$39,356	$149,245	$71,953

(1)
Base rent consists of fixed lease payments.
(2)
Consists of reimbursements of real estate taxes.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of June 30, 2026 ($ in thousands):

Year	Future Minimum Receipts
2026 (Remaining)	$127,232
2027	273,664
2028	309,281
2029	316,749
2030	322,550
2031	326,936
Thereafter	5,014,444
Total	$6,690,856

11.
Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $620.6 million and $711.1 million as of June 30, 2026 and December 31, 2025, respectively, in connection with its properties under development and the purchase of real estate properties. The Company expects to fund these commitments through a combination of existing cash on hand and future capital raised from investor subscriptions.

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

The following tables detail net income/(loss) per common share ($ in thousands, except per share data):

	Three Months Ended June 30, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class E(1)	Total
Net income attributable to FNLR shareholders	$316	$693	$1,127	$3,116	$3,005	$282	$8,539
Weighted average common shares outstanding - basic	12,929	26,757	26,018	73,888	37,425	2,614	179,631
Net income per common share - basic	$0.02	$0.03	$0.04	$0.04	$0.08	$0.11	$0.05
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$—
Net income attributable to FNLR shareholders - dilutive	$316	$693	$1,127	$3,116	$3,005	$282	$8,539
Effect of dilutive OP units	—	—	—	—	—	—	—
Weighted average common shares outstanding - diluted	12,929	26,757	26,018	73,888	37,425	2,614	179,631
Net income per common share - diluted	$0.02	$0.03	$0.04	$0.04	$0.08	$0.11	$0.05

(1) The Company excluded OP Units from the calculation of diluted earnings per share for the three months ended June 30, 2026, as the assumed conversion of such units would have been anti-dilutive.

	Three Months Ended June 30, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$—	$163	$444	$2,755	$2,757	$—	$174	$6,293
Weighted average common shares outstanding - basic	—	4,376	9,044	57,126	37,258	—	1,858	109,662
Net income per common share - basic	$—	$0.04	$0.05	$0.05	$0.07	$—	$0.09	$0.06
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$39	$39
Net income attributable to FNLR shareholders - dilutive	$—	$163	$444	$2,755	$2,757	$—	$213	$6,332
Effect of dilutive OP units	—	—	—	—	—	—	369	369
Weighted average common shares outstanding - diluted	—	4,376	9,044	57,126	37,258	—	2,227	110,031
Net income per common share - diluted	$—	$0.04	$0.05	$0.05	$0.07	$—	$0.09	$0.06

	Six Months Ended June 30, 2026
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class E(1)	Total
Net income attributable to FNLR shareholders	$334	$913	$1,866	$5,145	$5,435	$518	$14,211
Weighted average common shares outstanding - basic	7,741	21,719	25,602	72,160	37,505	2,597	167,324
Net income per common share - basic	$0.04	$0.04	$0.07	$0.07	$0.14	$0.20	$0.08
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$—
Net income attributable to FNLR shareholders - dilutive	$334	$913	$1,866	$5,145	$5,435	$518	$14,211
Effect of dilutive OP units	—	—	—	—	—	—	—
Weighted average common shares outstanding - diluted	7,741	21,719	25,602	72,160	37,505	2,597	167,324
Net income per common share - diluted	$0.04	$0.04	$0.07	$0.07	$0.14	$0.20	$0.08

(1) The Company excluded OP Units from the calculation of diluted earnings per share for the six months ended June 30, 2026, as the assumed conversion of such units would have been anti-dilutive.

	Six Months Ended June 30, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$—	$182	$727	$5,449	$5,624	$77	$239	$12,298
Weighted average common shares outstanding - basic	—	2,634	7,245	53,027	36,831	335	1,246	101,318
Net income per common share - basic	$—	$0.07	$0.10	$0.10	$0.15	$0.23	$0.19	$0.12
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$64	$64
Net income attributable to FNLR shareholders - dilutive	$—	$182	$727	$5,449	$5,624	$77	$303	$12,362
Effect of dilutive OP units	—	—	—	—	—	—	309	309
Weighted average common shares outstanding - diluted	—	2,634	7,245	53,027	36,831	335	1,555	101,627
Net income per common share - diluted	$—	$0.07	$0.10	$0.10	$0.15	$0.23	$0.19	$0.12

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

14.
Subsequent Events

In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after June 30, 2026 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from June 30, 2026 through the date the condensed consolidated financial statements were issued.

Investment Activity

On July 1, 2026, the Company acquired three retail properties in Alabama for approximately $10.5 million. The properties were subsequently leased back to the seller under an absolute triple net lease.

On August 5, 2026, the Company acquired one retail property in South Carolina for approximately $3.9 million in connection with an existing retail portfolio.

Proceeds from the Issuance of Common Shares

Subsequent to June 30, 2026, the Company issued the following shares (in thousands except for share amounts):

	Shares	Gross Proceeds
Class S	6,085,181	$63,820
Class I	7,334,851	77,501
Class F-S	693,124	7,350
Class F-I	2,233,414	23,861
Class D-S	121,466	1,337
Class D	5,691	60
Class E	28,603	316
Total	16,502,330	$174,245

In addition, the Company issued 151,437 Class A units of FNLR OP to the Adviser as payment for $1.8 million of management fees.

Repurchases of Common Shares

Subsequent to June 30, 2026, the Company repurchased the following shares (in thousands except for share amounts):

	Shares	Amount
Class S	—	$—
Class I	18,889	200
Class F-S	27,444	292
Class F-I	361,146	3,867
Class D-S	45,128	499
Class D	—	—
Class E	—	—
Total	452,607	$4,858

Borrowings

Subsequent to June 30, 2026, the Company repaid $170.0 million and drew an additional $24.0 million on the outstanding principal balance of the Secured Revolving Credit Facility.

Credit Facilities

On August 6, 2026 (the “Increase Effective Date”), the Operating Partnership, certain subsidiaries of the Operating Partnership party thereto (collectively with the Operating Partnership, the “Borrowers” and each individually, a “Borrower”), the Company, certain subsidiaries of the Company party thereto (collectively with the Company, the “Guarantors” and each individually, a “Guarantor”) and Sumitomo Mitusi Trust Bank, Limited, New York Branch (“SMTB”) entered into that certain New Lender Joinder Agreement (the “SMTB Joinder Agreement”), which supplemented that certain Credit Agreement, dated as of August 13, 2024 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Borrowers, the Guarantors, the Lenders from time to time party thereto, the L/C Issuers from time to time party thereto, and Bank of America, N.A., as administrative agent.

Pursuant to the SMTB Joinder Agreement, and effective on the Increase Effective Date, SMTB became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to the Section 2.15 of the Credit Agreement and the Joinder Agreement, the Company requested, and the Lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1.9 billion to $1.95 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $1.545 billion to $1.585 billion and (ii) an increase in the term loan facility from $355.0 million to $365.0 million.

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

References to “Class D-X” in this section represent Class D-S shares (formerly Class D shares) that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in the Annual Report. As of June 30, 2026, there were no Class D-X shares outstanding. All Class D-X shares were automatically converted into Class D-S shares.

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

As of June 30, 2026, we have received aggregate proceeds of $2.0 billion from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the second quarter of 2026, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Since June 30, 2026, through and including the date hereof, we (i) acquired four retail properties in the United States for approximately $14.4 million, (ii) repaid $170.0 million and drew $24.0 million on the Secured Revolving Credit Facility and (iii) issued and sold an aggregate of 16,502,330 common shares in our private offering, resulting in proceeds of $174.2 million (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Events” and the section titled “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

Credit Facilities

On August 6, 2026 (the “Increase Effective Date”), the Operating Partnership, certain subsidiaries of the Operating Partnership party thereto (collectively with the Operating Partnership, the “Borrowers” and each individually, a “Borrower”), the Company, certain subsidiaries of the Company party thereto (collectively with the Company, the “Guarantors” and each individually, a “Guarantor”) and Sumitomo Mitusi Trust Bank, Limited, New York Branch (“SMTB”) entered into that certain New Lender Joinder Agreement (the “SMTB Joinder Agreement”), which supplemented that certain Credit Agreement, dated as of August 13, 2024 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), by and among the Borrowers, the Guarantors, the Lenders from time to time party thereto, the L/C Issuers from time to time party thereto, and Bank of America, N.A., as administrative agent.

Pursuant to the SMTB Joinder Agreement, and effective on the Increase Effective Date, SMTB became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to the Section 2.15 of the Credit Agreement and the Joinder Agreement, the Company requested, and the Lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1.9 billion to $1.95 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $1.545 billion to $1.585 billion and (ii) an increase in the term loan facility from $355.0 million to $365.0 million.

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

Q2 2026 Highlights

Operating Results

•
Declared monthly net distributions totaling $33.6 million for the three months ended June 30, 2026. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
Inception-to-Date Total Return(1)	6.52%	—%	10.07%	9.70%	—%	9.92%	11.56%	11.29%

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

Investments

•
Acquired 15 properties with a total purchase price of $242.8 million during the three months ended June 30, 2026. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.

Capital Activity and Financings

•
Raised proceeds of $305.8 million from the sale of our common shares for the three months ended June 30, 2026.
•
Drew $360.9 million and repaid $304.2 million on the outstanding principal balance of our Credit Facilities.
•
Increased the aggregate principal amount of the Credit Facilities from $1.8 billion to $1.9 billion.

Overall Portfolio

•
As of June 30, 2026, our portfolio was comprised of 140 industrial properties, 164 retail properties, four office/headquarters properties, and three data centers with (i) buildings, (ii) land and (iii) properties under development, representing 67%, 27% and 6%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

The following chart describes the diversification of our real estate portfolio based on gross asset cost as of June 30, 2026:

Property Type[1]

Retail 14%
Office / Headquarters 9%
Data Center 2%
Industrial 75%

(1) Property Type weighting is measured as the gross asset cost of real estate investments for each property type divided by the gross asset cost of all real estate investments.

The following chart further describes the diversification of our real estate portfolio based on number of properties as of June 30, 2026:

Region Concentration[1]

East
13%
West
9%
Non-US
3%
Midwest
32%
South
43%

(1) Region Concentration represents regions as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) and the weighting is measured as the number of properties in our real estate portfolio for each regional category divided by the total number of all real estate properties.

The following table provides a summary of our real estate portfolio as of June 30, 2026 ($ and square feet in thousands):

Property Type	Number of Properties	Gross Asset Cost	Weighted Average Annual Escalation	Square Feet	Weighted-Average Lease Term	Occupancy Rate(2)
Industrial	140	$2,712,199	2.51%	19,343	18.38	100%
Retail(1)	164	501,223	1.94%	976	15.58	100%
Office / Headquarters	4	324,997	2.24%	2,006	14.53	100%
Data Center	3	84,002	2.00%	—	15.96	100%
Total	311	$3,622,421		22,325

(1) Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.

(2) Occupancy rate includes build-to-suit investments for which a lease has been executed.

The following table summarizes the Company’s build-to-suit development projects as of June 30, 2026 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Missouri	1	November 2023(1)	$124,035	$123,785	$250
Data Center	Idaho	1	September 2025	124,759	42,940	81,819
Data Center	Wyoming	1	September 2025	121,520	20,138	101,382
Industrial	Kentucky	1	October 2025	15,400	15,400	—
Industrial	Indiana	1	October 2025(2)	139,776	35,017	104,759
Data Center	Minnesota	1	December 2025	123,202	20,925	102,277
Industrial	North Carolina	1	December 2025	265,291	85,762	179,529
Industrial	Louisiana	1	March 2026(3)	27,609	10,130	17,479
Total		8		$941,592	$354,097	$587,495

(1)
Property placed into service June 2025.
(2)
The Company made a deposit toward the future acquisition of this property in October 2025. This amount is included in Other assets on the Condensed Consolidated Balance Sheets.
(3)
The Company began an expansion project in connection with an existing property in March 2026.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of June 30, 2026 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	4,000	1.33%	1,120	5.02%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
2034	1	3,088	1.03%	141	0.63%
Thereafter	78	293,345	97.64%	21,064	94.35%
Total	80	300,433	100%	22,325	100%

(1)
Information includes properties under development.

Results of Operations

The following table sets forth the results of our operations for the three months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	$
Revenue
Rental revenue	$79,347	$39,356	$39,991
Total revenue	79,347	39,356	39,991

Expenses
Rental property operating	1,521	142	1,379
General and administrative	4,787	2,695	2,092
Management fee	5,028	2,827	2,201
Performance participation allocation	5,676	1,855	3,821
Depreciation and amortization	29,268	15,438	13,830
Total expenses	46,280	22,957	23,323

Other income (expense)
Interest income	22	452	(430)
Net gain (loss) on dispositions of real estate	3,228	—	3,228
Interest expense, net	(28,104)	(10,519)	(17,585)
Other income (expense), net	531	—	531
Total other income (expense)	(24,323)	(10,067)	(14,256)

Net income	$8,744	$6,332	$2,412
Net income attributable to non-controlling interests	205	39	166
Net income attributable to FNLR shareholders	$8,539	$6,293	$2,246

Revenue

Rental Revenue

Rental revenue increased $40.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $39.4 million to $79.3 million. The increase is primarily due to an increase in the real estate portfolio from 187 properties as of June 30, 2025 to 311 properties as of June 30, 2026.

Expenses

Rental Property Operating

Rental property operating expenses increased $1.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $0.1 to $1.5 million. The increase is primarily due to reimbursable real estate taxes incurred in the current year. The corresponding tenant reimbursements are included in Rental revenue as variable lease payments.

General and Administrative Expenses

General and administrative expenses increased $2.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 from $2.7 million to $4.8 million. The increase in respective general and administrative expenses is primarily due to increases in professional fees driven by growth of the Company.

Management Fee

Management fee expense increased by $2.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $2.8 million to $5.0 million. The increase is primarily due to the growth of fee paying share classes.

Performance Participation Allocation

Performance participation allocation expense increased $3.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $1.9 million to $5.7 million. The increase in respective performance participation allocation expense is primarily due to an increase of common shares subject to the performance participation allocation, as well as an increase in total return.

Depreciation and Amortization

Depreciation and amortization expense increased $13.8 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $15.4 million to $29.3 million. The increase is primarily due to an increase in our real estate portfolio from 187 properties as of June 30, 2025 to 311 properties as of June 30, 2026.

Other Income (Expense)

Interest Income

Interest income decreased $0.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $0.5 million to $22,000. The decrease is primarily due to a decrease in cash held in an interest earning money market account.

Net Gain (Loss) on Dispositions of Real Estate

Net gain (loss) on dispositions of real estate increased $3.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $0 to $3.2 million. The increase is due to the sale of one triple net leased industrial property located in New Jersey.

Interest Expense, net

Interest expense, net increased $17.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $10.5 million to $28.1 million. The increase is primarily due to increased borrowings on the Credit Facilities and entry into the Subsidiary Loans subsequent to June 30, 2025.

Other Income (Expense), net

Other income (expense), net increased $0.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $0 to $0.5 million. The increase is primarily due to an unrealized gain on foreign currency exchange rate derivatives.

The following table sets forth the results of our operations for the six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	$
Revenue
Rental revenue	$149,245	$71,953	$77,292
Total revenue	149,245	71,953	77,292

Expenses
Rental property operating	1,521	207	1,314
General and administrative	9,119	6,253	2,866
Management fee	9,159	5,173	3,986
Performance participation allocation	9,960	3,143	6,817
Depreciation and amortization	54,703	26,400	28,303
Total expenses	84,462	41,176	43,286

Other income (expense)
Interest income	504	618	(114)
Net gain (loss) on dispositions of real estate	3,228	—	3,228
Interest expense, net	(54,438)	(19,033)	(35,405)
Other income (expense), net	482	—	482
Total other income (expense)	(50,224)	(18,415)	(31,809)

Net income	$14,559	$12,362	$2,197
Net income attributable to non-controlling interests	348	64	284
Net income attributable to FNLR shareholders	$14,211	$12,298	$1,913

Revenue

Rental Revenue

Rental revenue increased $77.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $72.0 million to $149.2 million. The increase is primarily due to an increase in the real estate portfolio from 187 properties as of June 30, 2025 to 311 properties as of June 30, 2026.

Expenses

Rental Property Operating

Rental property operating expenses increased $1.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $0.2 to $1.5 million. The increase is primarily due to reimbursable real estate taxes incurred in the current year. The corresponding tenant reimbursements are included in Rental revenue as variable lease payments.

General and Administrative Expenses

General and administrative expenses increased $2.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $6.3 million to $9.1 million. The increase in respective general and administrative expenses is primarily due to increases in professional fees driven by growth of the Company.

Management Fee

Management fee expense increased by $4.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $5.2 million to $9.2 million. The increase is primarily due to the growth of fee paying share classes.

Performance Participation Allocation

Performance participation allocation expense increased $6.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $3.1 million to $10.0 million. The increase in respective performance participation allocation expense is primarily due to an increase of common shares subject to the performance participation allocation, as well as an increase in total return.

Depreciation and Amortization

Depreciation and amortization expense increased $28.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $26.4 million to $54.7 million. The increase is primarily due to an increase in our real estate portfolio from 187 properties as of June 30, 2025 to 311 properties as of June 30, 2026.

Other Income (Expense)

Interest Income

Interest income decreased $0.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $0.6 million to $0.5 million. The decrease is primarily due to a decrease in cash held in an interest earning money market account.

Net Gain (Loss) on Dispositions of Real Estate

Net gain (loss) on dispositions of real estate increased $3.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $0 to $3.2 million. The increase is due to the sale of one triple net leased industrial property located in New Jersey.

Interest Expense, net

Interest expense, net increased $35.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $19.0 million to $54.4 million. The increase is primarily due to increased borrowings on the Credit Facilities and entry into the Subsidiary Loans subsequent to June 30, 2025.

Other Income (Expense), net

Other income (expense), net increased $0.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $0 to $0.5 million. The increase is primarily due to an unrealized gain on foreign currency exchange rate derivatives.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Advisor subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class S, Class I, Class F-S, Class F-I, Class D-S and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of June 30, 2026 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$3,212,929
Intangible assets	561,697
Cash and cash equivalents	41,784
Restricted cash	105,569
Other assets	53,317
Revolving credit facility	(1,007,204)
Term loan	(807,636)
Subscriptions received in advance	(74,559)
Distribution payable	(11,776)
Due to affiliate	(23,195)
Other liabilities	(23,632)
Net Asset Value	$2,027,294
Number of outstanding shares/units(1)	188,851

(1)
Includes 2,670,929 of Class E common shares and 660,441 of Class A units held by the Adviser and affiliates that are classified as Redeemable common shares and redeemable non-controlling interests, respectively.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares/Units	NAV Per Share/Unit
Class S	$179,509	17,091	$10.5031
Class D(1)	—	—	—
Class I	326,031	30,804	$10.5840
Class F-S	277,793	26,116	$10.6370
Class F-D(1)	—	—	—
Class F-I	795,982	74,341	$10.7073
Class D-S	410,611	37,168	$11.0473
Class E(2)	29,678	2,671	$11.1116
OP Units(3)	7,690	660	$11.6439
Total	$2,027,294	$188,851

(1)
As of June 30, 2026, there were no Class D or Class F-D shares outstanding.
(2)
Class E shares are classified as Redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
(3)
Includes the Class A OP Units held by the Adviser.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of June 30, 2026:

Property Type	Capitalization Rate
Industrial	6.93%
Retail	8.06%
Office / Headquarters	7.95%

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail	Office / Headquarters
Capitalization Rate	0.25% Decrease	+3.66%	+3.20%	+3.25%
(Weighted Average)	0.25% Increase	(3.40%)	(3.01%)	(3.05%)

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

June 30, 2026
Shareholder’s equity	$1,710,994
Redeemable common shares	29,678
Redeemable non-controlling interests	7,690
Total partners’ capital and redeemable non-controlling interests	1,748,362
Adjustments:
Accrued organizational and offering costs	9,765
Unrealized real estate appreciation	175,219
Accumulated depreciation and amortization under GAAP	134,782
Straight-line rent	(77,136)
Accrued shareholder servicing fee	36,302
NAV	$2,027,294

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

The following table details the total net distribution for each of our share classes for the six months ended June 30, 2026:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
January 31, 2026	$0.0531	$—	$0.0604	$0.0552	$—	$0.0625	$0.0623	$0.0712
February 28, 2026	0.0534	—	0.0607	0.0555	—	0.0628	0.0626	0.0715
March 31, 2026	0.0535	—	0.0608	0.0556	—	0.0629	0.0627	0.0717
April 30, 2026	0.0546	—	0.0619	0.0566	—	0.0640	0.0638	0.0728
May 31, 2026	0.0547	—	0.0620	0.0567	—	0.0641	0.0639	0.0729
June 30, 2026	0.0550	—	0.0624	0.0570	—	0.0645	0.0642	0.0734
Total	$0.3244	$—	$0.3682	$0.3367	$—	$0.3808	$0.3794	$0.4335

For the six months ended June 30, 2026, we declared distributions in the amount of $62.4 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$34,554	55%	$21,117	61%
Reinvested in shares	27,882	45%	13,671	39%
Total distribution	$62,436	100%	$34,788	100%
Sources of Distributions
Cash flows from operating activities	$59,918	96%	$32,877	95%
Other proceeds(1)	2,518	4%	1,911	5%
Total sources of distributions	$62,436	100%	$34,788	100%
Cash flows from operating activities	$59,918		$32,877

(1) Other sources may include prior undistributed operating cash flows, as well as build-to-suit construction interest, which is not recognized as operating cash flow under GAAP.

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

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income attributable to FNLR shareholders	$8,539	$6,293	$14,211	$12,298
Adjustments to arrive at FFO:
Depreciation and amortization	29,268	15,438	54,703	26,400
Impairment of investments in real estate	—	—	—	—
Net (gain) or loss from sale of real estate	(3,228)	—	(3,228)	—
Amount attributable to non-controlling interests for above adjustments	(91)	(54)	(180)	(92)
FFO attributable to FNLR shareholders	$34,488	$21,677	$65,506	$38,606

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $41.8 million and $537.8 million available under the Credit Facilities as of June 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $478.3 million for the six months ended June 30, 2026. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least the next 12 months.

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

Capital Resources

For the six months ended June 30, 2026, we issued and sold 45,887,103 common shares, consisting of 17,086,015 Class S shares, 18,017,460 Class I shares, 2,114,682 Class F-S shares, 8,178,944 Class F-I shares, 375,473 Class D-S shares and 114,528 Class E shares to accredited investors in our private offering, amounting to proceeds of $478.3 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 28,139 Class E shares were also issued to the board of trustees as payment for $0.3 million of compensation expense for 2025 fiscal year service. We also issued 768,181 Class A units of the Operating Partnership (the “Class A OP units”) to the Special Limited Partner as payment for $8.4 million of 2025 performance participation allocation fees and 422,910 Class A OP units to the Adviser as payment for $8.7 million of management fees incurred. During the six months ended June 30, 2026, the Company repurchased 3,203,694 common shares and 1,408,817 Class A OP units for $34.0 million and $15.9 million, respectively.

As of June 30, 2026, we had received aggregate proceeds of $2.0 billion from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of June 30, 2026, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 188,133,797 common shares outstanding, consisting of 17,091,027 Class S shares, 30,804,170 Class I shares, 26,115,683 Class F-S shares, 74,340,959 Class F-I shares, 37,168,323 Class D-S shares and 2,613,635 Class E shares.

Additionally, as of June 30, 2026, we had 57,294 Class E shares outstanding that were issued to the Board of Trustees as payment for 2024 and 2025 fiscal year end service.

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5. Debt” for information relating to our Credit Facilities.

Cash Flows

Cash flows provided by operating activities increased $27.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 from $32.9 million to $59.9 million. The increase is primarily attributable to the growth of our real estate portfolio, which increased by 124 properties for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from 187 properties to 311 properties.

Cash flows used in investing activities decreased $162.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $576.0 million to $413.8 million. The decrease is primarily attributable to fewer real estate acquisitions and proceeds received from a disposition in the current year.

Cash flows provided by financing activities increased $74.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 from $379.5 million to $453.6 million. The increase is primarily attributable to a $182.0 million increase in proceeds received from the issuance of common shares and a $32.9 million increase in subscriptions received in advance, partially offset by a $69.4 million decrease of net cash inflows from borrowings and repayments of the credit facility, $26.5 million increase in repurchases of common shares and a $13.0 million increase in distributions to common shareholders.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of June 30, 2026 ($ in thousands):

Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Revolving Credit Facility	$1,007,204	$—	$1,007,204	$—	$—
Term Loan Facility	355,000	—	355,000	—	—
Subsidiary Loans	458,600	—	458,600	—	—
Advanced organizational and offering costs	9,822	1,473	8,349	—	—
Commitments	620,574	490,775	129,799	—	—
Total	$2,451,200	$492,248	$1,958,952	$—	$—

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

Investments in Real Estate

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805, Business Combinations. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to buildings, land, and construction in process and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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

We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of June 30, 2026, the outstanding principal balance of our variable rate indebtedness was $1.8 billion.

The Company’s Secured Revolving Credit Facility and Term Loan Facility are indexed to secured overnight financing rate (“SOFR”). We have executed interest rate swaps with an aggregate notional amount of $1.2 billion as of June 30, 2026 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the Secured Revolving Credit Facility, Term Loan Facility and Subsidiary Loan as of June 30, 2026, a 10% increase in SOFR would result in increased interest expense of $3.4 million over a 12 month period, net of the impact of our interest rate swaps.

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

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swap is valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				June 30, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	Other Assets	$250,000	$33	Other Liabilities	$250,000	$(473)
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	Other Assets	150,000	1,096	Other Liabilities	150,000	(243)
Goldman Sachs Bank USA	4/7/2029	3.77%	One-month SOFR	Other Assets	500,000	1,336	N/A	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	Other Assets	60,000	422	Other Liabilities	60,000	(84)
Bank of America, National Association(1)	10/22/2027	3.67%	Daily simple SOFR	Other Assets	250,000	845	N/A	—	—
Total Swaps					$1,210,000	$3,732		$460,000	$(800)

(1)
Effective date of October 22, 2026.

Valuation of liabilities not measured at fair value

As of June 30, 2026, the Company’s Secured Revolving Credit Facility and Term Loan Facility are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

The following table sets forth shares repurchased by the Company during the three months ended June 30, 2026 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1 — April 30, 2026	1,535,625	$10.5684	1,535,625	—
May 1 — May 31, 2026	1,351,598	$10.9553	1,351,598	—
June 1 — June 30, 2026	1,140,171	$11.1601	1,140,171	—
Total	4,027,394		4,027,394	—

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

Credit Facilities

On the Increase Effective Date, the Borrowers, the Guarantors and SMTB entered into the SMTB Joinder Agreement, which supplemented the Credit Agreement.

Pursuant to the SMTB Joinder Agreement, and effective on the Increase Effective Date, SMTB became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to the Section 2.15 of the Credit Agreement and the Joinder Agreement, the Company requested, and the Lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1,900,000,000 to $1,950,000,000 in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $1,545,000,000 to $1,585,000,000 and (ii) an increase in the term loan facility from $355,000,000 to $365,000,000.

The foregoing description of SMTB Joinder Agreement is qualified in its entirety by reference to the SMTB Joinder Agreement, which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

ITEM 6 EXHIBITS

(b)
Exhibits

Exhibit Number	Exhibit Description
10.1

New Lender Joinder Agreement, dated June 29, 2026, by and among FNLR OP LP, as borrower, certain subsidiaries of FNLR OP LP party thereto, Fortress Net Lease REIT, certain subsidiaries of Fortress Net Lease REIT party thereto, Regions Bank, as a new lender and acknowledged and consented to by Bank of America, N.A., as administrative agent and as the sole L/C Issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2026 and incorporated herein by reference)

10.2

Lender Joinder Agreement, dated August 6, 2026, by and among FNLR OP LP, as borrower, certain subsidiaries of FNLR OP LP party thereto, Fortress Net Lease REIT, certain subsidiaries of Fortress Net Lease REIT party thereto, Sumitomo Mitusi Trust Bank, Limited, New York Branch, as a new lender and acknowledged and consented to by Bank of America, N.A., as administrative agent and as the sole L/C Issuer

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

Date: August 11, 2026

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer