Form 10-Q
period 2026-09-30
Fortress Net Lease REIT
filed 2026-11-10
CIK 1966394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the issuer had the following shares outstanding: 32,641,637 Class S shares, 48,701,741 Class I shares, 27,364,431 Class F-S shares, 86,746,797 Class F-I shares, 37,314,215 Class D-S shares, 8,023 Class D shares and 2,769,074 Class E shares.

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

In addition, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026. Other factors that could cause our actual results to differ materially include:

•
changes in the economy, particularly those affecting the real estate industry;

i

•
risks associated with possible disruption in our operations or the economy generally due to terrorism, geopolitical instability and conflicts (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), natural disasters, epidemics or other events having a broad impact on the economy;
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
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or units of FNLR OP (as defined below)), and the sale of our assets, and we have no limits on the amounts we may fund from such sources;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fortress Net Lease REIT

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

Assets	September 30, 2026	December 31, 2025
Investments in real estate, net	$3,061,150	$2,618,437
Intangible assets, net	529,833	468,200
Cash and cash equivalents	28,833	3,968
Restricted cash	127,250	43,917
Other assets	165,086	120,253
Total assets	$3,912,152	$3,254,775

Liabilities and Equity
Liabilities
Subscriptions received in advance	96,242	40,227
Due to affiliate	76,589	49,005
Revolving credit facility	815,929	1,010,100
Term loans, net	833,324	753,905
Distribution payable	13,721	8,911
Other liabilities	40,897	28,133
Total liabilities	1,876,702	1,890,281

Commitments and contingencies (Note 11)
Redeemable common shares (Note 8)	31,354	27,292
Redeemable non-controlling interests (Note 8)	13,665	5,714

Equity
Common shares - Class S shares, $0.01 par value per share, 26,578 and 15 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	267	—
Common shares - Class D shares, $0.01 par value per share, 6 and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common shares - Class I shares, $0.01 par value per share, 41,641 and 12,842 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	416	129
Common shares - Class F-S shares, $0.01 par value per share, 26,923 and 24,312 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	268	243
Common shares - Class F-I shares, $0.01 par value per share, 81,899 and 68,237 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	818	683
Common shares - Class D-S shares, $0.01 par value per share, 37,211 and 37,528 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	372	374
Additional paid-in capital	2,130,511	1,414,710
Accumulated other comprehensive income (loss)	23,079	(790)
Accumulated deficit	(165,300)	(83,861)
Total equity	1,990,431	1,331,488
Total liabilities and equity	$3,912,152	$3,254,775

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue
Rental revenue	$81,098	$50,508	$230,343	$122,461
Total revenue	81,098	50,508	230,343	122,461

Expenses
Rental property operating	1,514	70	3,035	277
General and administrative	4,266	3,638	13,385	9,891
Management fee	6,029	3,209	15,188	8,382
Performance participation allocation	7,842	2,225	17,802	5,368
Depreciation and amortization	29,929	18,060	84,632	44,460
Total expenses	49,580	27,202	134,042	68,378

Other income (expense)
Interest income	47	393	551	1,011
Net gain (loss) on dispositions of real estate	—	—	3,228	—
Interest expense, net	(26,944)	(14,915)	(81,382)	(33,948)
Other income (expense), net	232	—	714	—
Total other income (expense)	(26,665)	(14,522)	(76,889)	(32,937)

Net income	$4,853	$8,784	$19,412	$21,146
Net income attributable to non-controlling interests	98	70	446	134
Net income attributable to FNLR shareholders	$4,755	$8,714	$18,966	$21,012

Earnings per common share - basic and diluted - (Note 12)	$0.02	$0.07	$0.11	$0.19
Weighted-average common shares outstanding - basic - (Note 12)	205,348	122,080	180,139	108,315
Weighted average common shares outstanding - diluted - (Note 12)	205,348	122,669	180,139	108,718

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$4,853	$8,784	$19,412	$21,146
Other comprehensive gain (loss):
Change in fair value of interest rate swaps	20,068	(312)	24,600	(1,298)
Foreign currency translation adjustment	(231)	—	(579)	—
Other comprehensive income (loss)	19,837	(312)	24,021	(1,298)
Comprehensive income	24,690	8,472	43,433	19,848
Comprehensive income attributable to non-controlling interests	208	68	598	127
Comprehensive income attributable to FNLR shareholders	$24,482	$8,404	$42,835	$19,721

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Three Months Ended September 30, 2026
	Par Value
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at June 30, 2026	$171	$—	$308	$261	$743	$371	$1,837,272	$3,352	$(131,484)	$1,710,994
Common shares issued	94	—	104	6	75	—	289,221	—	—	289,500
Offering costs	—	—	—	—	—	—	(540)	—	—	(540)
Distribution reinvestment	2	—	4	3	7	3	16,891	—	—	16,910
Share class exchange	—	—	—	(1)	1	—	—	—	—	—
Common shares repurchased	—	—	—	(1)	(8)	(2)	(11,324)	—	—	(11,335)
Other comprehensive income (other comprehensive income of $110 allocated to redeemable NCI)	—	—	—	—	—	—	—	19,727	—	19,727
Net income (net income of $98 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	4,755	4,755
Distributions declared on common shares ($0.2218 gross per share)	—	—	—	—	—	—	—	—	(38,571)	(38,571)
Allocation to redeemable common shares	—	—	—	—	—	—	(711)	—	—	(711)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(298)	—	—	(298)
Balance at September 30, 2026	$267	$—	$416	$268	$818	$372	$2,130,511	$23,079	$(165,300)	$1,990,431

	Three Months Ended September 30, 2025
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at June 30, 2025	$—	$54	$102	$588	$372	$1,107,136	$(33)	$(50,805)	$1,057,414
Common shares issued	—	34	42	43	—	118,074	—	—	118,193
Offering costs	—	—	—	—	—	(136)	—	—	(136)
Distribution reinvestment	—	1	1	5	2	8,756	—	—	8,765
Share class exchange	—	—	—	—	—	—	—	—	—
Common shares repurchased	—	—	—	(4)	—	(4,219)	—	—	(4,223)
Other comprehensive loss (other comprehensive loss of $2 allocated to redeemable NCI)	—	—	—	—	—	—	(310)	—	(310)
Net income (net income of $70 allocated to redeemable NCI)	—	—	—	—	—	—	—	8,714	8,714
Distributions declared on common shares ($0.2096 gross per share)	—	—	—	—	—	—	—	(22,168)	(22,168)
Allocation to redeemable common shares	—	—	—	—	—	(225)	—	—	(225)
Allocation to redeemable non-controlling interests	—	—	—	—	—	(111)	—	—	(111)
Balance at September 30, 2025	$—	$89	$145	$632	$374	$1,229,275	$(343)	$(64,259)	$1,165,913

See accompanying notes to the condensed consolidated financial statements.

	Nine Months Ended September 30, 2026
	Par Value
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2025	$—	$—	$129	$243	$683	$374	$1,414,710	$(790)	$(83,861)	$1,331,488
Common shares issued	264	—	281	22	145	—	722,563	—	—	723,275
Offering costs	—	—	—	—	—	—	(1,702)	—	—	(1,702)
Distribution reinvestment	3	—	7	8	18	7	43,053	—	—	43,096
Share class exchange	—	—	—	(1)	1	—	123	—	—	123
Common shares repurchased	—	—	(1)	(4)	(29)	(9)	(45,228)	—	—	(45,271)
Other comprehensive income (other comprehensive income of $152 allocated to redeemable NCI)	—	—	—	—	—	—	—	23,869	—	23,869
Net income (net income of $446 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	18,966	18,966
Distributions declared on common shares ($0.6553 gross per share)	—	—	—	—	—	—	—	—	(100,405)	(100,405)
Allocation to redeemable common shares	—	—	—	—	—	—	(1,724)	—	—	(1,724)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(1,284)	—	—	(1,284)
Balance at September 30, 2026	$267	$—	$416	$268	$818	$372	$2,130,511	$23,079	$(165,300)	$1,990,431

	Nine Months Ended September 30, 2025
	Par Value
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
Balance at December 31, 2024	$—	$—	$30	$405	$355	$13	$796,992	$948	$(28,417)	$770,326
Common shares issued	—	88	113	221	—	—	419,654	—	—	420,076
Offering costs	—	—	—	—	—	—	(952)	—	—	(952)
Distribution reinvestment	—	1	2	12	6	—	21,138	—	—	21,159
Share class exchange	—	—	—	—	13	(13)	(512)	—	—	(512)
Common shares repurchased	—	—	—	(6)	—	—	(6,345)	—	—	(6,351)
Other comprehensive loss (other comprehensive loss of $7 allocated to redeemable NCI)	—	—	—	—	—	—	—	(1,291)	—	(1,291)
Net income (net income of $134 allocated to redeemable NCI)	—	—	—	—	—	—	—	—	21,012	21,012
Distributions declared on common shares ($0.5711 gross per share)	—	—	—	—	—	—	—	—	(56,854)	(56,854)
Allocation to redeemable common shares	—	—	—	—	—	—	(472)	—	—	(472)
Allocation to redeemable non-controlling interests	—	—	—	—	—	—	(228)	—	—	(228)
Balance at September 30, 2025	$—	$89	$145	$632	$374	$—	$1,229,275	$(343)	$(64,259)	$1,165,913

See accompanying notes to the condensed consolidated financial statements.

Fortress Net Lease REIT

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$19,412	$21,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,632	44,460
Straight-line rent adjustment	(49,951)	(24,553)
Management fee	15,188	8,382
Performance participation allocation	17,802	5,368
Net (gain) loss on dispositions of real estate	(3,228)	—
Other items	8,631	2,914
Changes in assets and liabilities:
Decrease in other assets	360	425
Increase in other liabilities/decrease in due to affiliates	4,169	183
Net cash provided by operating activities	97,015	58,325

Cash flows from investing activities:
Acquisitions of real estate	(433,564)	(1,219,460)
Capital expenditures and improvements	(152,054)	(67,169)
Proceeds from disposition of real estate	30,999	—
Net cash used in investing activities	(554,619)	(1,286,629)

Cash flows from financing activities:
Borrowings under revolving credit facility	579,167	932,000
Repayment of revolving credit facility	(772,152)	(679,000)
Borrowings under term loans	77,500	452,500
Payment of deferred financing costs	(2,582)	(8,632)
Proceeds from issuance of common shares	707,241	349,287
Proceeds from issuance of redeemable common shares	2,200	22,761
Offering costs paid	(2,114)	(1,726)
Repurchase of common shares	(44,810)	(8,555)
Repurchase of non-controlling interests	(21,235)	(1,892)
Subscriptions received in advance	96,242	52,873
Payment of distributions to common shareholders	(52,336)	(32,071)
Payment of distributions to non-controlling interests	(816)	(228)
Net cash provided by financing activities	566,305	1,077,317
Net change in cash, cash equivalents and restricted cash	108,701	(150,987)

Cash, cash equivalents and restricted cash, beginning of period	47,885	214,962
Effects of currency translation on cash, cash equivalents, and restricted cash	(503)	—
Cash, cash equivalents and restricted cash, end of period	$156,083	$63,975

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$28,833	$10,423
Restricted cash	127,250	53,552
Total cash, cash equivalents and restricted cash	$156,083	$63,975

Supplemental disclosures:
Interest paid	$72,987	$32,573

Non-cash investing and financing activities:
Changes in accrued capital expenditures	$11,578	$12,551
Change in fair value of interest rate swap	$24,600	$(1,298)
Issuance of Class E shares as settlement of the management fee and board of trustees compensation	$300	$991
Redeemable non-controlling interests issued as settlement of the management fee and performance participation allocation	$22,833	$9,166
Share class exchange	$1	$13
Offering costs due to affiliate	$693	$356
Other offering costs payable	$1,023	$599
Accrued unpaid shareholder servicing fee	$23,968	$12,409
Allocation to redeemable common shares	$1,724	$472
Allocation to redeemable non-controlling interests	$1,284	$228
Repurchases payable	$2,812	$1,664
Distribution reinvestment	$43,258	$21,248
Accrued distributions	$13,721	$7,794

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

On May 1, 2023, the Company initiated the offering of its shares through a continuous private placement offering, under Regulation D of the Securities Act of 1933 (the “Securities Act”), as amended. The Company is authorized to issue an unlimited number of common shares of beneficial interests, par value $0.01 per share, including, but not limited to, common shares classified as Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. The share classes have different upfront selling commissions, dealer manager fees, ongoing shareholder servicing fees, management fees and performance participation allocation. For the three and nine months ended September 30, 2026, the Company had received aggregate proceeds of $317.0 million and $795.3 million, respectively, from the sales of its common shares through the private offering. For the three and nine months ended September 30, 2025, the Company had received aggregate proceeds of $131.0 million and $474.4 million, respectively, from the sales of its common shares through the private offering. The purchase price per share for each class of our common shares will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share as calculated monthly.

The Company’s principal business is the acquisition, ownership and leasing of single tenant properties subject to long-term net leases with creditworthy tenants or guarantors. The principal business and operations are not distinguished by geography or property type for purposes of measuring performance. Accordingly, the Company has only one reportable segment. See “Note 2 - Summary of Significant Accounting Policies” for additional information on segment reporting. As of September 30, 2026, the Company owned 320 real estate properties, seven of which are subject to build-to-suit leases currently in development, with the remaining properties fully leased pursuant to triple net lease agreements. All acquisitions are industrial, retail, data center and office/headquarters properties located in the United States and Europe.

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

Reclassifications

Certain amounts in the Company’s prior period Condensed Consolidated Statements of Operations included in General and administrative of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, have been reclassified to Rental property operating to conform to the three and nine months ended September 30, 2026 presentation.

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

During the three and nine months ended September 30, 2026, the Company recognized depreciation expense in the amount of $21.6 million and $60.6 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized depreciation expense in the amount of $12.7 million and $31.6 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

The Company capitalizes certain costs related to the development of real estate, including pre-construction costs, construction costs, real estate taxes and insurance. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences but no later than one year after substantial completion.

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

Definite-lived intangible lease assets are recorded as Intangible assets on the Company’s Condensed Consolidated Balance Sheets and amortized at lease commencement over the life of the lease. The amortization of in-place leases is recorded as an adjustment to Depreciation and amortization expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recognized amortization expense in the amount of $8.3 million and $24.0 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized amortization expense in the amount of $5.3 million and $12.8 million, respectively, as Depreciation and amortization expense in the Condensed Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at date of purchase of three months or less to be cash equivalents, which are stated at cost and approximate fair value. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

As of September 30, 2026, the restricted cash balance of $127.3 million primarily consists of amounts held for future construction draws, subscriptions received in advance and undistributed proceeds from the sale of a property under Section

1031 of the Internal Revenue Code of 1986, as amended. As of December 31, 2025, the restricted cash balance of $43.9 million primarily consisted of amounts held for future construction draws and subscriptions received in advance.

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

Valuation of liabilities not measured at fair value

As of September 30, 2026, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

Redeemable Non-Controlling Interests

The Company classifies partnership interests (the “OP Units”) of FNLR OP held by the Adviser and the Special Limited Partner as redeemable non-controlling interests on the Condensed Consolidated Balance Sheets at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and distributions, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. Changes in the value of redeemable non-controlling interests are recorded to additional paid-in capital.

Rental Revenue

The Company accounts for rental revenue in accordance with ASC 842, Leases. Rental revenue primarily consists of fixed contractual base rent and tenant reimbursement income arising from the tenant leases at our properties under operating leases. Tenant reimbursement income primarily consists of amounts due from tenants for costs related to real estate taxes and other recoverable costs included in lease agreements. The related reimbursable costs are included in Rental property operating on the Condensed Consolidated Statements of Operations. Revenue under leases that are deemed probable of collection is recognized as revenue on a straight-line basis over the non-cancelable term of the related leases. The Company begins to recognize revenue upon the acquisition of the related property or when a tenant takes possession of the leased space. Base rent arising from tenant leases at our properties is recognized on a straight-line basis over the life of the lease, including any rent steps or abatement provisions. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental revenue in the period of the change in the collectability determination. Our estimate of collectability includes, but is not limited to, factors such as the tenant’s payment history, financial condition, industry and geographic area. These estimates could differ materially from actual results.

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

Share-Based Compensation

Each of the trustees who are not affiliated with the Adviser or Fortress receives $100,000 of Class E shares for services provided annually. The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation and recognizes compensation expense based on the fair value of the award on the date of grant. The award of common shares vests immediately upon issuance. See “Note 8 – Equity” for additional information regarding share-based compensation.

Segment Reporting

The Company operates and reports its business as a single reportable segment, which includes the acquisition, leasing, and ownership of net leased properties. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM makes key operating decisions, evaluates financial results, and allocates resources at the consolidated level for the entire portfolio based on consolidated revenues, expenses, and net income as reported on the Condensed Consolidated Statements of Operations. Accordingly, the Company has a single operating and reportable segment and the CODM evaluates profitability using net income. Net income is used by the CODM in assessing the operating performance of the segment. All expense categories on the Condensed Consolidated Statements of Operations are significant and there are no significant segment expenses that require disclosure.

Concentration of Credit Risk

As the Company’s revenues predominantly consist of rental payments, the Company is dependent on its tenants for its source of revenues. Concentration of credit risk arises when the source of revenue is highly concentrated from certain tenants. The Company had no tenants from which it derived 10% or more of its revenue for the three and nine months ended September 30, 2026.

The Company had one tenant from which it derived 10% or more of its revenue for the three and nine months ended September 30, 2025, as follows ($ in thousands):

	Rental Income	Percentage of Total Rental Income	Rental Income	Percentage of Total Rental Income
Tenant	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Tenant A(1)	$7,141	14.14%	$21,389	17.47%

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

3.
Investments in Real Estate, net

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Buildings and tenant improvements	$2,094,995	$1,854,000
Land	609,797	524,922
Land improvements	226,884	174,914
Construction in progress	247,465	122,725
Total	3,179,141	2,676,561
Accumulated depreciation	(117,991)	(58,124)
Investments in real estate, net	$3,061,150	$2,618,437

During the nine months ended September 30, 2026, $15.4 million of construction in progress was placed into service, including $9.0 million of buildings, $3.0 million of land and land improvements and $3.4 million of intangible assets. During the nine months ended September 30, 2025, $90.9 million of construction in progress was placed into service, including $84.3 million of buildings and $6.6 million of land improvements.

Acquisitions

During the nine months ended September 30, 2026, the Company acquired 28 industrial and 19 retail properties for $454.5 million. The total rentable square feet of gross leasable area (“GLA”) of the Company was 22.8 million and 19.7 million square feet as of September 30, 2026 and December 31, 2025, respectively, all of which is fully occupied.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2026 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	New York	$47,541	1		196
Industrial	France	68,418	10		780
Industrial	Hungary	10,892	1		185
Industrial	Various	242,755	15	(1)	1,546
Industrial	Alabama	34,637	1		339
Total Industrial Properties		404,243	28		3,046

Retail Properties:
Retail	Maine	1,677	1	(1)	3
Retail	Alabama	6,039	3	(1)	18
Retail	South Carolina	16,013	8	(1)	38
Retail	Alabama	10,898	3	(1)	24
Retail	Ohio	15,622	4	(1)	28
Total Retail Properties		50,249	19		111
Total		$454,492	47		3,157

(1)
Properties subject to master lease agreement.

The following table sets forth the purchase price, number of properties and total rentable square feet of GLA of the Company for the nine months ended September 30, 2025 ($ and square feet in thousands):

Property Type	Location	Purchase Price	Number of Properties		Square Feet
Industrial Properties:
Industrial	Various	$79,777	3	(1)	1,153
Industrial	Various	27,741	3	(1)	275
Industrial	Michigan	55,924	1	(2)	1,120
Industrial	Florida	15,002	1		170
Industrial	Various	34,594	2	(1), (2)	458
Industrial	Various	326,064	4		1,378
Industrial	Various	145,945	2	(1), (2)	1,773
Industrial	Various	25,881	2	(1)	83
Total Industrial Properties		710,928	18		6,410

Retail Properties:
Retail	Washington	26,982	5	(1)	40
Retail	Michigan	2,305	1	(1)	4
Retail	Connecticut	3,868	1		10
Retail	Texas	35,914	8	(1)	98
Retail	Missouri	59,925	26	(1)	146
Retail	Alabama	19,745	6	(1)	34
Retail	Ohio	13,898	4	(1)	27
Retail	Arizona	17,684	4	(1)	18
Retail	Various	30,295	10	(1)	49
Total Retail Properties		210,616	65		426

Office / Headquarters Properties:
Office / Headquarters	Ohio	196,384	2	(2)	1,609
Office / Headquarters	Georgia	93,196	1		310
Total Office / Headquarters Properties		289,580	3		1,919
Total		$1,211,124	86		8,755

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

The following table details the purchase price allocation for the properties acquired during the nine months ended September 30, 2026 ($ in thousands):

Amount
Buildings and building improvements	$228,437
Land	91,724
Land improvements	49,870
In-place lease intangibles	87,174
Total Purchase Price	$457,205

During the nine months ended September 30, 2026, the Company made deposits of $1.3 million for future acquisitions, which are included in Other assets on the Condensed Consolidated Balance Sheets.

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

Dispositions

During the nine months ended September 30, 2026, the Company sold one triple net leased industrial property located in New Jersey for $31.0 million and recognized a net gain on dispositions of real estate of $3.2 million. There were no dispositions during the three and nine months ended September 30, 2025.

4.
Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s identified intangible lease assets consisted of the following ($ in thousands):

Intangible lease assets	September 30, 2026	December 31, 2025
In-place lease intangibles	$568,998	$483,790
Condominium interest	7,492	7,492
Total intangible lease assets	576,490	491,282
Accumulated amortization
In-place lease intangibles	(46,657)	(23,082)
Intangible lease assets, net	$529,833	$468,200

The estimated future amortization of the Company’s in-place lease intangible assets for each of the next five years and thereafter as of September 30, 2026 is as follows ($ in thousands):

Year	Amount
2026 (Remaining)	$8,796
2027	33,549
2028	33,549
2029	33,549
2030	32,420
2031	30,839
Thereafter	349,639
Total	$522,341

5.
Debt

Credit Facilities

On August 13, 2024, FNLR OP (the “Credit Facilities Borrower”) entered into a credit agreement (as amended on January 29, 2026, and as may be further amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), with the Company, as guarantor, the other guarantors party thereto (together with the Company, the “Guarantors” and, collectively with the Credit Facilities Borrower, the “Loan Parties”), the lenders, the L/C issuer (each party thereto) and Bank of America, N.A. (“BofA”), as administrative agent. The Credit Agreement initially provided for (i) a $120.0 million revolving credit facility, of which $25.0 million was available for standby letters of credit (the “Secured Revolving Credit Facility”) and (ii) a $5.0 million term loan credit facility (the “Term Loan Facility” and, together with the Secured Revolving

Credit Facility, the “Credit Facilities”). The Credit Facilities provide for a feature that allows the Credit Facilities Borrower, under certain circumstances, to increase the overall size of the Credit Facilities to a maximum of $1.0 billion.

On April 11, 2025, the Loan Parties entered into that certain Second Amendment to Credit Agreement and Incremental Facilities Confirmation (the “Second Amendment”), with each lender and L/C issuer party thereto and BofA, in its capacity as administrative agent. Pursuant to the Second Amendment, the Credit Facilities Borrower’s right to request that the principal amount of the Credit Facilities be increased, subject to certain conditions, was amended from an amount not exceeding $1.0 billion to an amount not exceeding $1.5 billion (such amount, the “Incremental Facility Maximum”). In connection with the effectiveness of the increase to the Incremental Facility Maximum, the aggregate principal amount of the Credit Facilities was increased from $900.0 million to $1.1 billion in the form of (i) an increase in the aggregate commitments to the revolving credit facility from $755.0 million to $892.5 million, of which $25.0 million is available for standby letters of credit and (ii) an increase in the aggregate outstanding principal amount of the term loan from $145.0 million to $182.5 million.

On July 25, 2025, the Credit Facilities Borrower, the Company, as guarantor, and the other guarantors party thereto, entered into that certain Third Amendment to Credit Agreement and New Lender Joinder Agreement (the “Third Amendment”) with each lender and letter of credit issuer party thereto, BofA as administrative agent, and each of JPMorgan Chase Bank, N.A. and M&T Bank, as a Joint Lead Arranger and revolving credit facility lender and term loan lender thereunder, amending the Credit Agreement.

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

On November 20, 2025, the Credit Facilities were amended (the “Fourth Amendment”) to increase the aggregate commitments to the Secured Revolving Credit Facility from $1.0 billion to $1.3 billion and to increase the aggregate outstanding principal amount of the Term Loan Facility from $227.5 million to $302.5 million. In addition, the Fourth Amendment expanded the accordion feature to permit future increases in the aggregate principal amount of the Credit Facilities up to $2.5 billion, introduced a new multicurrency tranche (the “Multicurrency Tranche”) under the Secured Revolving Credit Facility to allow borrowings in certain alternative currencies (including Euro, British Pound Sterling and Canadian Dollar), and temporarily increased the borrowing base advance rate to 65% from 60% through March 31, 2026.

On January 29, 2026, the Loan Parties entered into that certain Fifth Amendment to Credit Agreement (the “Fifth Amendment”) with each lender party thereto and BofA, as administrative agent. Pursuant to the Fifth Amendment, the aggregate principal amount of the Credit Facilities was increased from $1.7 billion to $1.8 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $1.3 billion to $1.5 billion, and (ii) an increase in the Term Loan Facility from $302.5 million to $325.0 million. In addition, the Fifth Amendment (x) increased from 15% to 30% the cap on the Borrowing Base Value attributable to Borrowing Base Properties that have Commercial Net Leases (each, as defined in the Credit Agreement, as amended by the Fifth Amendment) with tenants that are retail branches of banks, credit unions, or other financial institutions, (y) updated the calculations of unused fee, and (z) clarified the lenders entitled to the unused fee. Old National Bank also joined as a new lender.

On June 29, 2026, the Loan Parties and Regions Bank entered into that certain New Lender Joinder Agreement (the “Regions Bank Joinder Agreement”), which supplemented the Credit Agreement.

Pursuant to the Regions Bank Joinder Agreement, and effective on June 29, 2026, Regions Bank became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to Section 2.15 of the Credit Agreement and the Regions Bank Joinder Agreement, the Credit Facilities Borrower requested, and the lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1.8 billion to $1.9 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $1.475 billion to $1.545 billion and (ii) an increase in the Term Loan Facility from $325.0 million to $355.0 million.

On August 6, 2026, the Loan Parties and Sumitomo Mitusi Trust Bank, Limited, New York Branch (“SMTB”) entered into that certain New Lender Joinder Agreement (the “SMTB Joinder Agreement”), which supplemented the Credit Agreement.

Pursuant to the SMTB Joinder Agreement, and effective on August 6, 2026, SMTB became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to Section 2.15 of the Credit Agreement and the SMTB Joinder Agreement, the Credit Facilities Borrower requested, and the lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1.9 billion to $1.95 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $1.545 billion to $1.585 billion and (ii) an increase in the Term Loan Facility from $355.0 million to $365.0 million.

On September 29, 2026, the Loan Parties and Associated Bank, National Association (“Associated Bank”) entered into that certain New Lender Joinder Agreement (the “Associated Bank Joinder Agreement”), which supplemented the Credit Agreement.

Pursuant to the Associated Bank Joinder Agreement, and effective on September 29, 2026, Associated Bank became a party to the Credit Agreement and a “Lender” for all purposes of the Credit Agreement. In addition, pursuant to Section 2.15 of the Credit Agreement and the Associated Bank Joinder Agreement, the Credit Facilities Borrower requested, and the lenders agreed to, an increase in the aggregate principal amount of the Credit Facilities from $1.95 billion to $1.98 billion in the form of (i) an increase in the aggregate commitments to the Secured Revolving Credit Facility from $1.585 billion to $1.600 billion and (ii) an increase in the Term Loan Facility from $365.0 million to $380.0 million.

The following table details key terms of the Credit Facilities as of September 30, 2026 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$815,929	5.11%	10/15/2027	$1,600,000
Total Secured Revolving Credit Facility	815,929

Term Loan Facility	$380,000	5.49%	10/15/2027	$380,000
Deferred financing costs, net	(2,046)
Term Loan Facility, net	377,954
Total Credit Facilities, net	$1,193,883

(1)
Includes a $25.0 million sublimit of standby letters of credit.

The following table details key terms of the Credit Facilities as of December 31, 2025 ($ in thousands):

Indebtedness	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Secured Revolving Credit Facility (1)	$1,010,100	5.87%	10/16/2026	$1,347,500
Total Secured Revolving Credit Facility	1,010,100

Term Loan Facility	$302,500	5.83%	10/16/2026	$302,500
Deferred financing costs, net	(3,006)
Term Loan Facility, net	299,494
Total Credit Facilities, net	$1,309,594

(1)
Includes a $25.0 million sublimit of standby letters of credit.

At the option of the Credit Facilities Borrower, the Credit Facilities will bear interest at either (i) a rate equal to term secured overnight financing rate (“SOFR”) or daily simple SOFR plus a margin rate ranging from 1.40% to 1.90% or (ii) a base rate based on the highest of (A) Federal Funds Rate plus half of 1%, (B) Bank of America's prime rate, (C) Term SOFR plus 1.00% and (D) 1.00%. The Secured Revolving Credit Facility is subject to a per annum fee based on the daily unused portion of the facility ranging from 0.15% to 0.25% and is payable quarterly in arrears. The Credit Facilities are prepayable, in whole or in part, at any time without premium or penalty. The Company may extend the maturity date of the Credit Facilities by utilizing three one-year extension options, which are exercisable at the Company’s discretion. On October 17, 2025, the Company exercised the first extension option in order to extend the maturity date to October 16, 2026. On October 7, 2026, the Company exercised the second extension option in order to extend the maturity date to October 15, 2027. Prior to October 15, 2027, the Company plans to exercise the third extension option to extend the maturity date to October 14, 2028.

The Company is subject to various financial and operational covenants under the Credit Facilities. These covenants require the Company to maintain certain financial ratios, which include leverage and fixed charge coverage, among others. As of September 30, 2026, the Company was in compliance with all of its financial loan covenants.

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

In connection with the Subsidiary Loan Agreement, FNLR OP provided a guaranty (the “Carveout Guaranty”), pursuant to which FNLR OP (i) has agreed to guarantee the payment of the indebtedness pursuant to the Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to the Subsidiary Loan Borrower or any property and (ii) agreed to satisfy certain financial covenants as set forth in the Carveout Guaranty, including minimum net worth and liquidity requirements. FNLR OP is also liable under the Carveout Guaranty for costs, expenses, damages and losses actually incurred by BofA, in its capacity as the administrative agent resulting from customary “bad boy” events pertaining to FNLR OP as described more fully in the Carveout Guaranty.

On November 25, 2025, the Subsidiary Loan Borrower entered into a Letter Amendment to the Subsidiary Loan Agreement, by and among BofA, as administrative agent, the Subsidiary Loan Borrower and FNLR OP, pursuant to which certain representation of the Subsidiary Loan Borrower was revised to include specific provisions related to the Jurupa Valley Net Lease, as defined and described therein.

On February 25, 2026, the Subsidiary Loan Borrower entered into that certain Omnibus First Amendment to Loan Documents and Guarantor Reaffirmation (the “First Amendment to Subsidiary Loan Agreement”), by and among BofA, as administrative agent, the Subsidiary Loan Borrower and FNLR OP. The First Amendment to Subsidiary Loan Agreement amended the Subsidiary Loan Agreement to, among other things, (i) update the definition of Affiliate to expressly exclude the Mubadala

Group as an Affiliate of Borrower, FNLR OP, Fortress or any of their subsidiaries, (ii) eliminate certain restrictions on lenders in the event of a lender assignment, participation or pledge if an Event of Default exists, (iii) require the delivery of unaudited quarterly financial statements even when a Cash Sweep Period does not exist and (iv) clarify the requirements for an acceptable SOFR Swap Contract based on the outstanding principal balance of the Loan. Capitalized terms used in this paragraph and not otherwise defined herein shall have the meaning attributed to such terms in the Subsidiary Loan Agreement.

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

In connection with the Print Subsidiary Loan Agreement, FNLR OP provided a guaranty (the “Print Carveout Guaranty”), pursuant to which FNLR OP (i) agreed to guarantee certain post-closing obligations of Print under the Print Subsidiary Loan Agreement related to certain title insurance policy, (ii) agreed to guarantee the payment of the indebtedness pursuant to the Print Subsidiary Loan Agreement in the event of specified non-recourse carve-outs referred to as “Enforcement Events” with respect to Print or any property and (iii) agreed to satisfy certain financial covenants as set forth in the Print Carveout Guaranty, including minimum net worth and liquidity requirements. FNLR OP is also liable under the Print Carveout Guaranty for costs, expenses, damages and losses actually incurred by the Print Administrative Agent resulting from customary “bad boy” events pertaining to FNLR OP as described more fully in the Print Carveout Guaranty.

The following table details key terms of the Subsidiary Loans as of September 30, 2026 ($ in thousands):

Indebtedness(1)	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.39%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.57%	12/23/2028	$111,100
Deferred financing costs, net	(3,230)
Total Subsidiary Loans, net	$455,370

(1)
Subsidiary Loans are included in Term loans, net on the Condensed Consolidated Balance Sheets.

The following table details key terms of the Subsidiary Loans as of December 31, 2025 ($ in thousands):

Indebtedness(1)	Principal Balance Outstanding	Weighted Average Interest Rate	Maturity Date	Maximum Facility Size
Subsidiary Loan 1	$347,500	5.73%	9/19/2028	$347,500
Subsidiary Loan 2	111,100	5.63%	12/23/2028	$111,100
Deferred financing costs, net	(4,189)
Total Subsidiary Loans, net	$454,411

(1)
Subsidiary Loans are included in Term loans, net on the Condensed Consolidated Balance Sheets.

The table below shows the aggregate amount of maturities of our outstanding borrowings over the next five years and thereafter as of September 30, 2026 ($ in thousands):

Year(1)	Secured Revolving Credit Facility	Term Loan Facility	Subsidiary Loans
2026 (Remaining)	$—	$—	$—
2027	—	—	—
2028	815,929	380,000	458,600
2029	—	—	—
2030	—	—	—
2031	—	—	—
Thereafter	—	—	—
Total	$815,929	$380,000	$458,600

(1)
For loans where the Company, at its own discretion, has extension options, the maximum maturity date has been assumed.

6.
Related Party Transactions

Due to Affiliate

The following table details the components of due to affiliate ($ in thousands):

	September 30, 2026	December 31, 2025
Advanced organizational and offering costs	$9,104	$11,229
Repurchases payable	147	5,302
General and administrative expenses	2,378	1,864
Accrued management fee	2,103	1,317
Performance participation allocation	17,802	8,431
Accrued shareholder servicing fee	45,055	20,862
Total	$76,589	$49,005

Advanced Organizational and Offering Costs

The Adviser agreed to advance all of the organization and offering costs on behalf of the Company (including legal, marketing, due diligence, administrative, accounting, transfer agent fees and other expenses attributable to the Company’s organization) through November 1, 2024. Such costs are being reimbursed to the Adviser on a pro-rata basis over a 60-month period beginning November 1, 2024, the first anniversary of the date on which the Company broke escrow for its private offering, and are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. Approximately $9.1 million and $11.2 million of reimbursable costs were payable to the Adviser at September 30, 2026 and December 31, 2025, respectively.

Repurchases Payable

During the three and nine months ended September 30, 2026, affiliates of the Adviser submitted 13,031 and 18,031 Class E redeemable common shares for repurchase by the Company for $0.1 million and $0.2 million, respectively. As of September 30, 2026, $0.1 million is recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2025, $5.3 million of Class A units of FNLR OP (the “Class A OP Units”) were submitted for repurchase by the Special Limited Partner, which is recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

General and Administrative Expenses

The Adviser agreed to advance certain general and administrative expenses on behalf of the Company. General and administrative expenses primarily consist of legal fees, accounting and admin-related fees, audit fees, appraisal/valuation fees and other professional fees. Approximately $2.1 million and $1.5 million in general and administrative expenses were payable to the Adviser at September 30, 2026 and December 31, 2025, respectively. Approximately $0.3 million and $0.4 million were payable to members of the Company’s board of trustees related to compensation expense at September 30, 2026 and December 31, 2025, respectively.

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

The management fee may be paid, at the Adviser’s election, in cash, Class E shares or Class A OP Units. To date, the Adviser has elected to receive the management fee in the Company’s Class E shares or Class A OP Units of FNLR OP, resulting in a non-cash expense.

During the three and nine months ended September 30, 2026, the Company issued 485,288 and 1,265,722 Class A OP units and recognized management fees of $6.0 million and $15.2 million, respectively, in the Condensed Consolidated Statements of Operations. Approximately $2.1 million and $1.3 million of management fees were payable to the Adviser as of

September 30, 2026 and December 31, 2025, respectively, on the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2025, the Company issued 289,591 Class A OP units and recognized management fees of $3.2 million in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025, the Company issued 690,337 Class A OP units and 67,171 Class E shares and recognized management fees of $8.4 million in the Condensed Consolidated Statements of Operations.

Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in FNLR OP that entitles it to receive an allocation of total return. This allocation is an expense to the Company as it represents a liability payable for services rendered relating to ongoing operations of the Company. Total return is defined as total distributions plus the change in the Company’s NAV per share, adjusted for subscriptions and repurchases. The Special Limited Partner is entitled to an allocation from FNLR OP equal to (i) for the Class S units, Class D units and Class I units of FNLR OP, 12.5% of total return and (ii) for the Class F-S units, Class F-D units, Class F-I units (including Class F-I X units which are eligible for a waiver of performance participation allocation) and Class E units of FNLR OP, 10% of total return, in each case, after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount). The allocation of the performance participation interest is measured on a calendar year basis, made annually and accrued monthly, and is payable in Class A OP Units of FNLR OP, Class E shares or cash at the election of the Special Limited Partner. The Special Limited Partner has waived the performance participation for six months for certain investors measured from the applicable Issuance Date. In addition, the Special Limited Partner’s performance participation interest with respect to Class E units of FNLR OP has been waived by the Special Limited Partner for so long as the Company qualifies as a “publicly offered REIT” for U.S. federal income tax purposes. During the three and nine months ended September 30, 2026, the Company issued 768,181 Class A OP units to the Special Limited Partner as payment for $8.4 million of performance participation allocation expense earned during the fiscal year ended December 31, 2025. During the three and nine months ended September 30, 2025, the Company issued 181,062 Class A OP units to the Special Limited Partner as payment for $1.9 million of performance participation allocation expense earned during the fiscal year ended December 31, 2024.

During the three and nine months ended September 30, 2026, the Company recognized $7.8 million and $17.8 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $2.2 million and $5.4 million, respectively, of performance participation allocation expense in the Company’s Condensed Consolidated Statements of Operations.

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

Prior to April 11, 2025, the accrued ongoing shareholder servicing fees were recorded as a component of Other liabilities on the Company’s Condensed Consolidated Balance Sheets. Subsequent to April 11, 2025, the accrued ongoing shareholder servicing fees are recorded as a component of Due to affiliate on the Company’s Condensed Consolidated Balance Sheets.

Related Party Share Ownership

As of September 30, 2026, FIG LLC owns 2,141,207 Class E shares for an aggregate purchase price of $22.3 million.

Real Estate Transactions

Investments in real estate, net and Intangible assets, net include properties that were acquired from affiliates of the Adviser. During the three and nine months ended September 30, 2026, the Company did not acquire any properties from a related party.

During the three months ended September 30, 2025, the Company acquired two industrial properties for $145.9 million from affiliates of the Adviser. Additionally, during the nine months ended September 30, 2025, the Company acquired five industrial properties and two office/headquarters properties for $236.5 million and $196.4 million, respectively, from affiliates of the Adviser.

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

The following table is a summary of the Company’s outstanding derivatives designated as hedging instruments ($ in thousands):

				September 30, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	Other Assets	$250,000	$36	Other Liabilities	$250,000	$(473)
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	Other Assets	150,000	1,703	Other Liabilities	150,000	(243)
Goldman Sachs Bank USA	4/7/2029	3.77%	One-month SOFR	Other Assets	500,000	10,918	N/A	—	—
Goldman Sachs Bank USA(1)	12/31/2029	4.14%	One-month SOFR	Other Assets	200,000	3,557	N/A	—	—
Goldman Sachs Bank USA(1)	12/31/2031	4.19%	One-month SOFR	Other Assets	200,000	4,965	N/A	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	Other Assets	60,000	566	Other Liabilities	60,000	(84)
Bank of America, National Association(2)	10/22/2027	3.67%	Daily simple SOFR	Other Assets	250,000	2,055	N/A	—	—
Total Swaps					$1,610,000	$23,800		$460,000	$(800)

(1)
Effective date December 31, 2026.
(2)
Effective date October 22, 2026.

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

The following table is a summary of the Company’s outstanding derivatives not designated as hedging instruments (notional and fair value amounts in thousands):

	September 30, 2026				December 31, 2025
Foreign Currency Forward Contracts	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value	Balance Sheet Location	Number of Instruments	Notional Amount	Fair Value
Buy USD/Sell EUR Forward	Other Assets	5	€19,070	$335	N/A	—	€—	$—
Total				$335				$—

Financial Statement Impact

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026 and 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Interest rate swaps	$20,068	$(312)	Interest Expense	$18	$564
Total	$20,068	$(312)		$18	$564

The following table details the effect of the Company’s derivative financial instruments designated as hedging instruments on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Amount of Unrealized Gain (Loss) Recognized in OCI		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2026	September 30, 2025		September 30, 2026	September 30, 2025
Interest rate swaps	$24,600	$(1,298)	Interest Expense	$145	$1,224
Total	$24,600	$(1,298)		$145	$1,224

The following table details the effect of the Company’s derivative financial instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

		Three Months Ended		Nine Months Ended
	Statement of Operations Location	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency forward contracts	Other income (expense), net	$264	$—	$1,037	$—

8.
Equity

Authorized Capital

As of September 30, 2026, the Company had the authority to issue an unlimited number of preferred shares and eight classes of common shares including Class S, Class D, Class I, Class F-S, Class F-D, Class F-I, Class D-S and Class E. Class E shares are classified as redeemable common shares on the Company’s Condensed Consolidated Balance Sheets. The Company also previously issued Class F-I X, Class B-X and Class D-X which represented Class F-I shares, Class B shares and Class D-S shares (formerly Class D shares), respectively, that were purchased during the period from the commencement of the Company’s private offering until the Company accepted subscriptions up to $300.0 million in the Company’s private offering, which amount may be increased at the Company’s discretion (the “Initial Share Offering Period”) and entitled to a fee waiver while they were outstanding. The Initial Share Offering Period ended as of February 1, 2024. As of September 30, 2026, there were no Class F-I X, Class B-X or Class D-X shares outstanding. Each class of common shares and preferred shares has a par value of $0.01. The Company’s board of trustees has the ability to establish the preferences and rights of each class or series of preferred shares, without shareholder approval, and as such, it may afford the holders of any series or class of preferred shares preferences, powers and rights senior to the rights of holders of common shares. The differences among the common share classes relate to ongoing servicing fees, management fees, performance participation allocation and share repurchase rights. Other than differences in fees and repurchase rights, each class of common shares has the same economic and voting rights.

Common Shares

The following tables detail the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Class E	Total
June 30, 2026	17,091	—	30,804	26,116	74,340	37,168	2,671	188,190
Common shares issued	9,367	6	10,535	704	7,597	—	94	28,303
Distribution reinvestment	161	—	321	286	633	182	6	1,589
Class transfers	—	—	—	(112)	112	—	—	—
Common shares repurchased	(41)	—	(19)	(71)	(783)	(139)	(13)	(1,066)
September 30, 2026	26,578	6	41,641	26,923	81,899	37,211	2,758	217,016

	Three Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
June 30, 2025	5,506	10,164	58,645	37,323	—	2,479	114,117
Common shares issued	3,322	4,228	4,351	—	—	12	11,913
Distribution reinvestment	68	121	463	198	—	3	853
Class transfers	(10)	—	10	—	—	—	—
Common shares repurchased	(11)	—	(398)	—	—	—	(409)
September 30, 2025	8,875	14,513	63,071	37,521	—	2,494	126,474

	Nine Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Class E	Total
December 31, 2025	15	—	12,842	24,312	68,237	37,528	2,544	145,478
Common shares issued	26,361	6	28,203	2,273	14,646	—	228	71,717
Distribution reinvestment	252	—	670	832	1,764	557	15	4,090
Class transfers	—	—	12	(123)	122	—	(11)	—
Common shares repurchased	(50)	—	(86)	(371)	(2,870)	(874)	(18)	(4,269)
September 30, 2026	26,578	6	41,641	26,923	81,899	37,211	2,758	217,016

	Nine Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
December 31, 2024	—	2,988	40,463	35,613	1,347	529	80,940
Common shares issued	8,790	11,289	22,088	—	—	2,277	44,444
Distribution reinvestment	106	236	1,166	552	—	9	2,069
Class transfers	(10)	—	(40)	1,356	(1,347)	49	8
Common shares repurchased	(11)	—	(606)	—	—	(370)	(987)
September 30, 2025	8,875	14,513	63,071	37,521	—	2,494	126,474

Redeemable Common Shares

In connection with the Company’s payment of its management fee, the Adviser may elect to receive Class E shares. Additionally, certain affiliates of the Adviser hold Class E shares. See “Note 6 - Related Party Transactions” for further details on the management fee. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control. Therefore, the Company has classified these Class E shares that are held by affiliates of the Company as redeemable common shares outside of equity on the Company’s Condensed Consolidated Balance Sheets. The Company received proceeds from the issuance of redeemable common shares of $1.0 million and $2.4 million for the three and nine months ended September 30, 2026, respectively. The Company received proceeds from the issuance of redeemable common shares of $0.2 million and $22.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had 2,757,733 and 2,544,453 redeemable Class E shares issued and outstanding.

The redeemable common shares are recorded at the greater of (i) their carrying amount, or (ii) their redemption value, which is equivalent to the fair value of the shares at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.7 million and $1.7 million during the three and nine months ended September 30, 2026, respectively. The Company recorded an allocation adjustment of $0.2 million and $0.5 million during the three and nine months ended September 30, 2025, respectively.

Share and Unit Repurchases

The Company has adopted a share repurchase plan whereby, subject to certain limitations, shareholders may request, on a monthly basis, that the Company repurchase all or any portion of their shares. The aggregate NAV of total repurchases of the Company’s common shares under the Company’s share repurchase plan and redemptions of FNLR OP units is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV attributable to shareholders as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding three months). Shares or units issued to the Adviser and its affiliates as payment for management fees or as reimbursements of expenses or for the Special Limited Partner’s performance participation interest are subject to the repurchase plan but exempt from the redemption limitations.

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

During the three and nine months ended September 30, 2026, the Company repurchased 1,065,399 and 4,269,094 common shares for a total of $11.5 million and $45.5 million, respectively. Additionally, the Company repurchased 1,408,817 Class A OP units for a total of $15.9 million during the three and nine months ended September 30, 2026. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, the Company repurchased 408,699 and 987,343 common shares for a total of $4.2 million and $10.2 million, respectively. Additionally, the Company repurchased 181,062 Class A OP units for a total of $1.9 million during the three and nine months ended September 30, 2025. The Company had no unfulfilled repurchase requests during the three and nine months ended September 30, 2025.

Distributions

The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. Each class of common shares receives the same gross distribution per share during the period the Adviser and Special Limited Partner waived the management fee and performance participation allocation, respectively.

The following table details the aggregate net distributions declared for each applicable class of common shares for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Class E
Aggregate net distributions declared per share	$0.1665	$0.1821	$0.1886	$0.1724	$0.1949	$0.1940	$0.2218

	Three Months Ended September 30, 2025
	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E
Aggregate net distributions declared per share	$0.1776	$0.1622	$0.1839	$0.1834	$—	$0.2096

The following table details the aggregate net distributions declared for each applicable class of common shares for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Class S	Class D(1)	Class I	Class F-S	Class F-I	Class D-S	Class E
Aggregate net distributions declared per share	$0.4909	$0.1821	$0.5568	$0.5091	$0.5758	$0.5735	$0.6553

	Nine Months Ended September 30, 2025
	Class I(2)	Class F-S	Class F-I	Class D-S	Class D-X	Class E
Aggregate net distributions declared per share	$0.4625	$0.4634	$0.5282	$0.5275	$0.1678	$0.5711

(1)
Shares were outstanding for a portion of the nine months ended September 30, 2026.
(2)
Shares were outstanding for a portion of the nine months ended September 30, 2025.

Redeemable Non-Controlling Interests

In connection with its performance participation interest, the Special Limited Partner receives Class A OP Units of FNLR OP. Additionally, in connection with the payment of management fees, the Adviser owns 1,145,728 Class A OP Units of FNLR OP. See “Note 6 - Related Party Transactions” for further details on the performance participation allocation and management fees. Because the Special Limited Partner and the Adviser have the ability to redeem the Class A OP Units for either Class E shares in the Company or cash at their election, the Company has classified these Class A OP Units as Redeemable non-controlling interests outside of equity on the Company's Condensed Consolidated Balance Sheets. Redeemable non-controlling interests are recorded at the greater of (i) their carrying amount, adjusted for their share of the allocation of income or loss and distributions, or their redemption value, which is equivalent to fair value, of such Class A OP Units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment of $0.3 million and $1.3 million during the three and nine months ended September 30, 2026, respectively. The Company recorded an allocation adjustment of $0.1 million and $0.2 million during the three and nine months ended September 30, 2025, respectively.

The following table details the redeemable non-controlling interest activity for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$5,714	$—
Settlement of prior performance participation allocation and management fee	22,833	9,166
Repurchases	(15,933)	(1,892)
Offering costs	(15)	(3)
Net income	446	134
Other comprehensive income (loss)	152	(7)
Distributions	(816)	(228)
Redemption value allocation	1,284	228
Ending balance	$13,665	$7,398

Share-Based Compensation

The Company accrued $0.2 million and $0.3 million of non-cash compensation expense at September 30, 2026 and December 31, 2025, respectively.

9.
Other Assets and Other Liabilities

The following table summarizes the components of Other Assets ($ in thousands):

	September 30, 2026	December 31, 2025
Straight-line rent receivable	$95,027	$46,060
Deposits	36,335	53,047
Deferred financing costs, net	7,432	11,584
Derivative assets	24,135	—
Lease commissions, net	655	673
Prepaid expenses	66	—
Other receivables	1,436	8,889
Total Other Assets	$165,086	$120,253

The following table summarizes the components of Other Liabilities ($ in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$19,661	$6,438
Prepaid rental income	11,311	8,179
Derivative liabilities	—	800
Accrued interest payable	2,413	2,524
Repurchases payable	2,812	2,297
Other accrued expenses and liabilities	4,700	7,895
Total Other Liabilities	$40,897	$28,133

10.
Leases

Lessor – Operating leases

The Company’s rental revenue primarily consists of rent earned from operating leases at the Company’s triple net lease, fully occupied properties which consist of fixed annual rent that escalates annually throughout the term of the applicable leases and tenant reimbursement income. The tenant is generally responsible for all property-related expenses, including taxes, insurance and maintenance, and the Company has rights in accordance with the lease agreement to protect the value of the leased property. The Company’s triple net lease properties are each occupied by a single tenant.

The following table details the components of operating lease income from leases in which the Company is the lessor ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Base rent(1)	$62,870	$40,568	$177,399	$97,674
Straight-line rental revenue	16,771	9,912	49,966	24,552
Variable lease payments(2)	1,457	28	2,978	235
Total Rental Revenue	$81,098	$50,508	$230,343	$122,461

(1)
Base rent consists of fixed lease payments.
(2)
Consists of reimbursements of real estate taxes and other operating expenses.

The following table presents the undiscounted future minimum rents the Company expects to receive for its net lease properties classified as operating leases as of September 30, 2026 ($ in thousands):

Year	Future Minimum Receipts
2026 (Remaining)	$65,936
2027	277,034
2028	300,378
2029	321,713
2030	327,637
2031	332,149
Thereafter	5,166,053
Total	$6,790,900

11.
Commitments and Contingencies

In the normal course of business, the Company may, directly or indirectly, enter into agreements that contain representations and warranties and which provide indemnifications. Future events could occur that lead to the execution of these provisions against the Company. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company had outstanding commitments of $505.3 million and $711.1 million as of September 30, 2026 and December 31, 2025, respectively, in connection with its properties under development and the purchase of real estate properties. The Company expects to fund these commitments through a combination of existing cash on hand and future capital raised from investor subscriptions.

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

The following tables detail net income/(loss) per common share ($ in thousands, except per share data):

	Three Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Class E(1)	Total
Net income attributable to FNLR shareholders	$103	$—	$133	$515	$1,466	$2,293	$245	$4,755
Weighted average common shares outstanding - basic	23,076	6	37,772	26,699	77,840	37,233	2,722	205,348
Net income per common share - basic	$—	$—	$—	$0.02	$0.02	$0.06	$0.09	$0.02
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$—	$—
Net income attributable to FNLR shareholders - dilutive	$103	$—	$133	$515	$1,466	$2,293	$245	$4,755
Effect of dilutive OP units	—	—	—	—	—	—	—	—
Weighted average common shares outstanding - diluted	23,076	6	37,772	26,699	77,840	37,233	2,722	205,348
Net income per common share - diluted	$—	$—	$—	$0.02	$0.02	$0.06	$0.09	$0.02

(1) The Company excluded OP Units from the calculation of diluted earnings per share for the three months ended September 30, 2026, as the assumed conversion of such units would have been anti-dilutive.

	Three Months Ended September 30, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$—	$364	$820	$3,880	$3,360	$—	$290	$8,714
Weighted average common shares outstanding - basic	—	7,270	13,201	61,664	37,453	—	2,492	122,080
Net income per common share - basic	$—	$0.05	$0.06	$0.06	$0.09	$—	$0.12	$0.07
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$70	$70
Net income attributable to FNLR shareholders - dilutive	$—	$364	$820	$3,880	$3,360	$—	$360	$8,784
Effect of dilutive OP units	—	—	—	—	—	—	589	589
Weighted average common shares outstanding - diluted	—	7,270	13,201	61,664	37,453	—	3,081	122,669
Net income per common share - diluted	$—	$0.05	$0.06	$0.06	$0.09	$—	$0.12	$0.07

	Nine Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-S	Class F-I	Class D-S	Class E(1)	Total
Net income attributable to FNLR shareholders	$449	$—	$1,057	$2,377	$6,601	$7,719	$763	$18,966
Weighted average common shares outstanding - basic	12,909	2	27,129	25,972	74,074	37,414	2,639	180,139
Net income per common share - basic	$0.03	$—	$0.04	$0.09	$0.09	$0.21	$0.29	$0.11
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$—	$—
Net income attributable to FNLR shareholders - dilutive	$449	$—	$1,057	$2,377	$6,601	$7,719	$763	$18,966
Effect of dilutive OP units	—	—	—	—	—	—	—	—
Weighted average common shares outstanding - diluted	12,909	2	27,129	25,972	74,074	37,414	2,639	180,139
Net income per common share - diluted	$0.03	$—	$0.04	$0.09	$0.09	$0.21	$0.29	$0.11

(1) The Company excluded OP Units from the calculation of diluted earnings per share for the nine months ended September 30, 2026, as the assumed conversion of such units would have been anti-dilutive.

	Nine Months Ended September 30, 2025
	Class S	Class I	Class F-S	Class F-I	Class D-S	Class D-X	Class E	Total
Net income attributable to FNLR shareholders	$—	$539	$1,540	$9,341	$8,985	$77	$530	$21,012
Weighted average common shares outstanding - basic	—	4,196	9,252	55,938	37,041	222	1,666	108,315
Net income per common share - basic	$—	$0.13	$0.17	$0.17	$0.24	$0.35	$0.32	$0.19
Net income attributable to dilutive OP units	$—	$—	$—	$—	$—	$—	$134	$134
Net income attributable to FNLR shareholders - dilutive	$—	$539	$1,540	$9,341	$8,985	$77	$664	$21,146
Effect of dilutive OP units	—	—	—	—	—	—	403	403
Weighted average common shares outstanding - diluted	—	4,196	9,252	55,938	37,041	222	2,069	108,718
Net income per common share - diluted	$—	$0.13	$0.17	$0.17	$0.24	$0.35	$0.32	$0.19

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

14.
Subsequent Events

In preparation of the accompanying condensed consolidated financial statements, the Company has evaluated events and transactions that occurred after September 30, 2026 for recognition or disclosure purposes. Based on this evaluation, the Company identified the following subsequent events, from September 30, 2026 through the date the condensed consolidated financial statements were issued.

Investment Activity

On October 5, 2026, the Company acquired 14 industrial properties in the United States for approximately $37.3 million. The properties were added to an existing lease arrangement with the tenant pursuant to a lease amendment and are subject to absolute triple net lease terms.

On October 14, 2026, the Company acquired one industrial property in Colorado for approximately $60.5 million. The property was acquired from an affiliate of the Adviser.

On October 23, 2026, the Company acquired two industrial properties in Tennessee for approximately $303.0 million. The properties were acquired from an affiliate of the Adviser.

On October 27, 2026, the Company acquired two retail properties in Georgia for approximately $16.2 million. The properties were subsequently leased back to the seller under an absolute triple net lease.

Proceeds from the Issuance of Common Shares

Subsequent to September 30, 2026, the Company issued the following shares (in thousands except for share amounts):

	Shares	Gross Proceeds
Class S	6,063,671	$64,431
Class D	2,331	25
Class I	7,101,063	76,147
Class F-S	461,147	4,978
Class F-I	5,032,708	54,601
Class D-S	118,815	1,336
Class E	11,341	128
Total	18,791,076	$201,646

In addition, the Company issued 176,297 Class A OP Units of FNLR OP to the Adviser as payment for $2.1 million of management fees.

Repurchases of Common Shares

Subsequent to September 30, 2026, the Company repurchased the following shares (in thousands except for share amounts):

	Shares	Amount
Class I	40,005	$430
Class F-S	19,700	213
Class F-I	184,565	2,012
Class D-S	15,631	177
Total	259,901	$2,832

Borrowings

Subsequent to September 30, 2026, the Company repaid $145.0 million and drew an additional $361.0 million on the outstanding principal balance of the Secured Revolving Credit Facility.

Credit Facilities

On October 7, 2026, the Company exercised its second extension option under the Credit Agreement. The maturity date of the Credit Facilities was extended from October 16, 2026 to October 15, 2027.

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

References to “Class D-X” in this section represent Class D-S shares (formerly Class D shares) that were purchased during the Initial Share Offering Period and entitled to a fee waiver while they were outstanding, as described in the Annual Report. As of September 30, 2026, there were no Class D-X shares outstanding. All Class D-X shares were automatically converted into Class D-S shares.

Overview

Fortress Net Lease REIT invests primarily in single-tenant, net leased assets. We own all or substantially all of our assets through FNLR OP LP, a subsidiary of the Company (the “Operating Partnership”). FNLR GP LLC is a wholly-owned subsidiary of the Company and is the sole general partner of the Operating Partnership. We are externally managed by FNLR Management LLC. The Company’s principal business is the acquisition, ownership, financing and leasing of single-tenant commercial real estate properties subject to long-term net leases with investment grade and other creditworthy tenants or guarantors, and our management does not distinguish our principal business, or group our operations, by geography or property type for purposes of measuring performance. Accordingly, we have only one reportable segment.

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

As of September 30, 2026, we have received aggregate proceeds of $2.3 billion from the sale of our common shares. The Company has contributed the proceeds to the Operating Partnership in exchange for a corresponding number of Operating Partnership units that correspond to the classes of our shares sold. The Operating Partnership has primarily used the proceeds to make investments in real estate as further described below under “—Overall Portfolio.” The Company intends to continue selling shares on a monthly basis.

Market Conditions and Trends

The Company’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S. and, to a lesser extent, elsewhere in the world.

During the third quarter of 2026, the persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

Our real estate business, focused on triple net leases, continued to deploy capital. Our investors continue to benefit from the inflation-mitigating characteristics and long term risk adjusted returns of the net lease structure, including contractually guaranteed and highly predictable net rent growth and long-duration income flows across the portfolio.

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

Recent Developments

Since September 30, 2026, through and including the date hereof, we (i) acquired 17 industrial and two retail properties in the United States for approximately $400.8 million and $16.2 million, respectively, (ii) repaid $145.0 million and drew $361.0 million on the revolving credit facility (the “Secured Revolving Credit Facility”) governed by that certain credit agreement, dated as of August 13, 2024, by and among the Operating Partnership, as the borrower, the Company, as guarantor, the other guarantors party thereto, the lenders party thereto, the L/C issuer party thereto and Bank of America, N.A., as administrative agent (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), (iii) issued and sold an aggregate of 18,791,076 common shares in our private offering, resulting in proceeds of $201.6 million and (iv) exercised our second extension option under our credit facilities pursuant to which the maturity date of the Secured Revolving Credit Facility and term loan facility under the Credit Agreement (the “Term Loan Facility”) was extended from October 16, 2026 to October 15, 2027 (see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Events” and the section titled “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”).

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Rule 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Q3 2026 Highlights

Operating Results

•
Declared monthly net distributions totaling $38.8 million for the three months ended September 30, 2026. The details of our total returns are shown in the following table:

	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
Inception-to-Date Total Return(1)	9.88%	3.48%	10.71%	10.28%	—%	10.45%	12.17%	11.91%

(1)
Inception-to-Date Total Return is calculated as the change in NAV per share during the respective periods plus any distributions per share declared in the period and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. Shares were initially issued for Class D on July 1, 2026. Shares were initially issued for Class I and Class S on February 1, 2025 and November 1, 2025, respectively. Shares were initially issued for Class F-I,

Class D-S and Class F-S on March 1, 2024, May 1, 2024 and September 1, 2024, respectively. Class E shares were initially issued on November 1, 2023. Total return for periods greater than one year is annualized. The Company believes total return is a useful measure of the overall investment performance of our shares.

Investments

•
Acquired nine properties with a total purchase price of $65.2 million during the three months ended September 30, 2026. The acquisitions are consistent with our strategy of acquiring diversified, income-producing, single-tenant, net leased commercial properties.
•
Placed one build-to-suit property into service during the three months ended September 30, 2026 for a total of $15.4 million, consisting of $9.0 million of buildings, $3.0 million of land and land improvements and $3.4 million of intangible assets.

Capital Activity and Financings

•
Raised proceeds of $317.0 million from the sale of our common shares for the three months ended September 30, 2026.
•
Drew $139.4 million and repaid $305.0 million on the outstanding principal balance of our Credit Facilities.
•
Increased the aggregate principal amount of the Credit Facilities from $1.95 billion to $1.98 billion.

Overall Portfolio

•
As of September 30, 2026, our portfolio was comprised of 141 industrial properties, 172 retail properties, four office/headquarters properties, and three data centers with (i) buildings, (ii) land and (iii) properties under development, representing 66%, 26% and 8%, respectively, of our total portfolio value based on historical cost.

Investment Portfolio

Real Estate Investments

The following chart describes the diversification of our real estate portfolio based on gross asset cost as of September 30, 2026:

Property Type(1)
Retail 14%
Office / Headquarters 9%
Data Center 3%
Industrial 74%

(1) Property Type weighting is measured as the gross asset cost of real estate investments for each property type divided by the gross asset cost of all real estate investments.

The following chart further describes the diversification of our real estate portfolio based on number of properties as of September 30, 2026:

Region Concentration[1]

West
12%
Non-US
4%
East
17%
Midwest
24%
South
43%

(1) Region Concentration represents regions as defined by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) and the weighting is measured as the number of properties in our real estate portfolio for each regional category divided by the total number of all real estate properties.

The following table provides a summary of our real estate portfolio as of September 30, 2026 ($ and square feet in thousands):

Property Type	Number of Properties	Gross Asset Cost	Weighted Average Annual Escalation	Square Feet	Weighted-Average Lease Term	Occupancy Rate(2)
Industrial	141	$2,774,338	2.82%	19,781	18.45	100%
Retail(1)	172	532,226	2.04%	1,040	15.56	100%
Office / Headquarters	4	325,060	2.24%	2,006	13.93	100%
Data Center	3	126,084	2.00%	—	14.95	100%
Total	320	$3,757,708		22,827

(1)
Retail includes critical retail properties that provide items or services that are fundamental to the daily life of the surrounding community.
(2)
Occupancy rate includes build-to-suit investments for which a lease has been executed.

The following table summarizes the Company’s build-to-suit development projects as of September 30, 2026 ($ in thousands):

Property Type	Location	Number of Properties	Start Date	Total Project Commitment	Cumulative Investment	Estimated Remaining Investment
Industrial	Missouri	1	November 2023(1)	$124,035	$123,785	$250
Data Center	Idaho	1	September 2025	124,742	56,074	68,668
Data Center	Wyoming	1	September 2025	130,349	34,767	95,582
Industrial	Indiana	1	October 2025(2)	139,776	35,017	104,759
Data Center	Minnesota	1	December 2025	123,036	21,078	101,958
Industrial	North Carolina	1	December 2025	216,536	102,915	113,621
Industrial	Louisiana	1	March 2026(3)	27,872	14,625	13,247
Total		7		$886,346	$388,261	$498,085

(1)
Property placed into service June 2025.
(2)
The Company made a deposit toward the future acquisition of this property in October 2025. This amount is included in Other assets on the Condensed Consolidated Balance Sheets.
(3)
The Company began an expansion project in connection with an existing property in March 2026.

Lease Expirations

The following schedule details the expiring leases at our real estate properties by annualized base rent and square footage as of September 30, 2026 ($ and square feet in thousands):

Year	Number of Expiring Leases(1)	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet(1)	% of Total Square Feet Expiring
2026	—	—	—%	—	—%
2027	—	—	—%	—	—%
2028	—	—	—%	—	—%
2029	—	—	—%	—	—%
2030	1	4,000	1.31%	1,120	4.91%
2031	—	—	—%	—	—%
2032	—	—	—%	—	—%
2033	—	—	—%	—	—%
2034	1	3,088	1.01%	141	0.62%
Thereafter	81	298,133	97.68%	21,566	94.48%
Total	83	305,221	100%	22,827	100%

(1)
Information includes properties under development.

Results of Operations

The following table sets forth the results of our operations for the three months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	$
Revenue
Rental revenue	$81,098	$50,508	$30,590
Total revenue	81,098	50,508	30,590

Expenses
Rental property operating	1,514	70	1,444
General and administrative	4,266	3,638	628
Management fee	6,029	3,209	2,820
Performance participation allocation	7,842	2,225	5,617
Depreciation and amortization	29,929	18,060	11,869
Total expenses	49,580	27,202	22,378

Other income (expense)
Interest income	47	393	(346)
Interest expense, net	(26,944)	(14,915)	(12,029)
Other income (expense), net	232	—	232
Total other income (expense)	(26,665)	(14,522)	(12,143)

Net income	$4,853	$8,784	$(3,931)
Net income attributable to non-controlling interests	98	70	28
Net income attributable to FNLR shareholders	$4,755	$8,714	$(3,959)

Revenue

Rental Revenue

Rental revenue increased $30.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $50.5 million to $81.1 million. The increase is primarily due to an increase in the real estate portfolio from 224 properties as of September 30, 2025 to 320 properties as of September 30, 2026.

Expenses

Rental Property Operating

Rental property operating expenses increased $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $0.1 million to $1.5 million. The increase is primarily due to reimbursable real estate taxes incurred in the current year. The corresponding tenant reimbursements are included in Rental revenue as variable lease payments.

General and Administrative Expenses

General and administrative expenses increased $0.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 from $3.6 million to $4.3 million. The increase in respective general and administrative expenses is primarily due to increases in professional fees driven by growth of the Company.

Management Fee

Management fee expense increased by $2.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $3.2 million to $6.0 million. The increase is primarily due to the growth of fee paying share classes.

Performance Participation Allocation

Performance participation allocation expense increased $5.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $2.2 million to $7.8 million. The increase in respective performance participation allocation expense is primarily due to an increase of common shares subject to the performance participation allocation, as well as an increase in total return.

Depreciation and Amortization

Depreciation and amortization expense increased $11.9 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $18.1 million to $29.9 million. The increase is primarily due to an increase in our real estate portfolio from 224 properties as of September 30, 2025 to 320 properties as of September 30, 2026.

Other Income (Expense)

Interest Income

Interest income decreased $0.3 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $0.4 million to $47,000. The decrease is primarily due to a decrease in cash held in an interest earning money market account.

Interest Expense, net

Interest expense, net increased $12.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $14.9 million to $26.9 million. The increase is primarily due to increased borrowings on the Credit Facilities and entry into the Subsidiary Loans during 2025.

Other Income (Expense), net

Other income (expense), net increased $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $0 to $0.2 million. The increase is primarily due to gains on foreign currency exchange rate derivatives.

The following table sets forth the results of our operations for the nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	$
Revenue
Rental revenue	$230,343	$122,461	$107,882
Total revenue	230,343	122,461	107,882

Expenses
Rental property operating	3,035	277	2,758
General and administrative	13,385	9,891	3,494
Management fee	15,188	8,382	6,806
Performance participation allocation	17,802	5,368	12,434
Depreciation and amortization	84,632	44,460	40,172
Total expenses	134,042	68,378	65,664

Other income (expense)
Interest income	551	1,011	(460)
Net gain (loss) on dispositions of real estate	3,228	—	3,228
Interest expense, net	(81,382)	(33,948)	(47,434)
Other income (expense), net	714	—	714
Total other income (expense)	(76,889)	(32,937)	(43,952)

Net income	$19,412	$21,146	$(1,734)
Net income attributable to non-controlling interests	446	134	312
Net income attributable to FNLR shareholders	$18,966	$21,012	$(2,046)

Revenue

Rental Revenue

Rental revenue increased $107.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $122.5 million to $230.3 million. The increase is primarily due to an increase in the real estate portfolio from 224 properties as of September 30, 2025 to 320 properties as of September 30, 2026.

Expenses

Rental Property Operating

Rental property operating expenses increased $2.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $0.3 million to $3.0 million. The increase is primarily due to reimbursable real estate taxes incurred in the current year. The corresponding tenant reimbursements are included in Rental revenue as variable lease payments.

General and Administrative Expenses

General and administrative expenses increased $3.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $9.9 million to $13.4 million. The increase in respective general and administrative expenses is primarily due to increases in professional fees driven by growth of the Company.

Management Fee

Management fee expense increased by $6.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $8.4 million to $15.2 million. The increase is primarily due to the growth of fee paying share classes.

Performance Participation Allocation

Performance participation allocation expense increased $12.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $5.4 million to $17.8 million. The increase in respective performance participation allocation expense is primarily due to an increase of common shares subject to the performance participation allocation, as well as an increase in total return.

Depreciation and Amortization

Depreciation and amortization expense increased $40.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $44.5 million to $84.6 million. The increase is primarily due to an increase in our real estate portfolio from 224 properties as of September 30, 2025 to 320 properties as of September 30, 2026.

Other Income (Expense)

Interest Income

Interest income decreased $0.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $1.0 million to $0.6 million. The decrease is primarily due to a decrease in cash held in an interest earning money market account.

Net Gain (Loss) on Dispositions of Real Estate

Net gain (loss) on dispositions of real estate increased $3.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $0 to $3.2 million. The increase is due to the sale of one triple net leased industrial property located in New Jersey.

Interest Expense, net

Interest expense, net increased $47.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $33.9 million to $81.4 million. The increase is primarily due to increased borrowings on the Credit Facilities and entry into the Subsidiary Loans during 2025.

Other Income (Expense), net

Other income (expense), net increased $0.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $0 to $0.7 million. The increase is primarily due to gains on foreign currency exchange rate derivatives.

Net Asset Value

EA RESIG, LLC, a subsidiary of Eisner Advisory Group LLC, calculates our NAV per share, which our Adviser subsequently reviews and confirms the calculations in connection therewith, in each case, in accordance with the valuation guidelines that have been approved by our board of trustees. Our total NAV presented in the following tables includes the NAV of our outstanding classes of common shares, which includes Class S, Class D, Class I, Class F-S, Class F-I, Class D-S and Class E common shares, as well as the partnership interests (“OP Units”) of the Operating Partnership, if any, held by parties other than the Company. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ in thousands):

Components of NAV	Amount
Investments in real estate	$3,384,036
Intangible assets	574,513
Cash and cash equivalents	28,833
Restricted cash	127,250
Other assets	70,105
Revolving credit facility	(815,929)
Term loan	(833,324)
Subscriptions received in advance	(96,242)
Distribution payable	(13,721)
Due to affiliate	(22,904)
Other liabilities	(21,397)
Net Asset Value	$2,381,220
Number of outstanding shares/units(1)	218,162

(1)
Includes 2,757,733 of Class E common shares and 1,145,728 of Class A OP Units held by the Adviser and affiliates that are classified as Redeemable common shares and redeemable non-controlling interests, respectively.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 ($ in thousands, except per share data):

	NAV	Number of Outstanding Shares/Units	NAV Per Share/Unit
Class S	$283,475	26,578	$10.6658
Class D	61	6	$10.7236
Class I	447,783	41,641	$10.7535
Class F-S	291,574	26,923	$10.8299
Class F-D(1)	—	—	—
Class F-I	892,666	81,899	$10.8996
Class D-S	420,642	37,211	$11.3042
Class E(2)	31,354	2,758	$11.3695
OP Units(3)	13,665	1,146	$11.9273
Total	$2,381,220	218,162

(1)
As of September 30, 2026, there were no Class F-D shares outstanding.
(2)
Class E shares are classified as Redeemable common shares. The ability of the Class E holders to redeem the Class E shares for cash is outside of the Company’s control, therefore, the Company has classified these Class E shares held by an affiliate of the Company as redeemable common shares.
(3)
Includes the Class A OP Units held by the Adviser.

The following table details the weighted average capitalization rate by property type, which is the key assumption used in the valuations as of September 30, 2026:

Property Type	Capitalization Rate
Industrial	6.91%
Retail	7.97%
Office / Headquarters	7.95%

The capitalization rates are determined by the Adviser and reviewed by the Company’s independent valuation advisor. A change in the capitalization rates would impact the calculation of the value of our real estate investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial	Retail	Office / Headquarters
Capitalization Rate	0.25% Decrease	+3.68%	+3.24%	+3.25%
(Weighted Average)	0.25% Increase	(3.41%)	(3.04%)	(3.05%)

Recently acquired properties are carried at cost, which approximates fair value.

The following table reconciles equity per our Condensed Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2026
Shareholders’ equity	$1,990,431
Redeemable common shares	31,354
Redeemable non-controlling interests	13,665
Total partners’ capital and redeemable non-controlling interests	2,035,450
Adjustments:
Accrued organizational and offering costs	9,032
Unrealized real estate appreciation	220,923
Accumulated depreciation and amortization under GAAP	164,693
Straight-line rent	(93,531)
Accrued shareholder servicing fee	44,653
NAV	$2,381,220

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
•
The Company depreciates investments in real estate and amortizes certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of calculating our NAV.
•
The Company recognizes rental revenue on a straight-line basis under GAAP. Such straight-line rent adjustments are excluded for purposes of calculating NAV.
•
Under GAAP, we accrue the ongoing shareholder servicing fee as an offering cost at the time we sell Class F-S, Class D and Class S shares. For purposes of calculating NAV, we recognize the ongoing servicing fee as a reduction of NAV on a monthly basis.

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

The following table details the total net distribution for each of our share classes for the nine months ended September 30, 2026:

Record Date	Class S	Class D	Class I	Class F-S	Class F-D	Class F-I	Class D-S	Class E
January 31, 2026	$0.0531	$—	$0.0604	$0.0552	$—	$0.0625	$0.0623	$0.0712
February 28, 2026	0.0534	—	0.0607	0.0555	—	0.0628	0.0626	0.0715
March 31, 2026	0.0535	—	0.0608	0.0556	—	0.0629	0.0627	0.0717
April 30, 2026	0.0546	—	0.0619	0.0566	—	0.0640	0.0638	0.0728
May 31, 2026	0.0547	—	0.0620	0.0567	—	0.0641	0.0639	0.0729
June 30, 2026	0.0550	—	0.0624	0.0570	—	0.0645	0.0642	0.0734
July 31, 2026	0.0553	0.0605	0.0626	0.0572	—	0.0647	0.0644	0.0736
August 31, 2026	0.0554	0.0607	0.0628	0.0574	—	0.0649	0.0646	0.0739
September 30, 2026	0.0558	0.0610	0.0632	0.0577	—	0.0653	0.0650	0.0743
Total	$0.4909	$0.1821	$0.5568	$0.5091	$—	$0.5758	$0.5735	$0.6553

For the nine months ended September 30, 2026, we declared distributions in the amount of $101.2 million. The Company intends for long-term cumulative distributions to be funded primarily from operating cash flows. The following table details our distributions declared for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Distributions	Amount	Percentage	Amount	Percentage
Payable in cash	$55,428	55%	$34,098	60%
Reinvested in shares	45,797	45%	22,982	40%
Total distributions	$101,225	100%	$57,080	100%
Sources of Distributions
Cash flows from operating activities	$97,015	96%	$57,080	100%
Other proceeds(1)	4,210	4%	—	—%
Total sources of distributions	$101,225	100%	$57,080	100%
Cash flows from operating activities	$97,015		$58,325

(1)
Other sources may include prior undistributed operating cash flows, as well as build-to-suit construction interest, which is not recognized as operating cash flow under GAAP.

Funds from Operations

We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for non-controlling interests and unconsolidated entities.

FFO should not be considered more relevant or accurate than GAAP net income (loss) in evaluating our performance. In addition, FFO should not be considered as an alternative to net income (loss) as an indication of our performance or as an alternative to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders. In addition, our methodology for calculating FFO may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported FFO may not be comparable to the FFO reported by other companies.

The following table presents a reconciliation of net income to FFO ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income attributable to FNLR shareholders	$4,755	$8,714	$18,966	$21,012
Adjustments to arrive at FFO:
Depreciation and amortization	29,929	18,060	84,632	44,460
Impairment of investments in real estate	—	—	—	—
Net (gain) or loss from sale of real estate	—	—	(3,228)	—
Amount attributable to non-controlling interests for above adjustments	(157)	(98)	(428)	(241)
FFO attributable to FNLR shareholders	$34,527	$26,676	$99,942	$65,231

Liquidity and Capital Resources

Liquidity

We believe we have sufficient liquidity to operate our business, with immediate liquidity comprised of cash and cash equivalents of $28.8 million and $784.1 million available under the Credit Facilities as of September 30, 2026. In addition to our immediate liquidity, we obtain incremental liquidity through the sale of our common shares, from which we generated proceeds of $795.3 million for the nine months ended September 30, 2026. We may incur indebtedness secured by our real estate and real estate debt investments, borrow money through unsecured financings, or incur other forms of indebtedness. We may also generate incremental liquidity through the sale of our real estate and other real estate investments. We closely monitor our liquidity position and believe we have sufficient current liquidity and access to additional liquidity to meet our financial obligations and comply with our debt covenants for at least the next 12 months.

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

Capital Resources

For the nine months ended September 30, 2026, we issued and sold 75,777,901 common shares, consisting of 26,613,780 Class S shares, 5,691 Class D shares, 28,872,863 Class I shares, 3,105,118 Class F-S shares, 16,409,115 Class F-I shares, 556,973 Class D-S shares and 214,363 Class E shares to accredited investors in our private offering, amounting to proceeds of $795.3 million as payment for such shares, including shares issued pursuant to our distribution reinvestment plan. Additionally, 28,139 Class E shares were also issued to the board of trustees as payment for $0.3 million of compensation expense for 2025 fiscal year service. We also issued 768,181 Class A OP Units of the Operating Partnership (the “Class A OP Units”) to the Special Limited Partner as payment for $8.4 million of 2025 performance participation allocation fees and 1,265,722 Class A OP Units to the Adviser as payment for $14.4 million of management fees incurred. During the nine months ended September 30, 2026, the Company repurchased 4,269,094 common shares and 1,408,817 Class A OP Units for $45.5 million and $15.9 million, respectively.

As of September 30, 2026, we had received aggregate proceeds of $2.3 billion from the issuance and sale of common shares in our private offering and pursuant to our distribution reinvestment program. As of September 30, 2026, after giving effect to shares issued pursuant to our distribution reinvestment plan, share transfers, conversions, and redemptions we had an aggregate of 216,957,448 common shares outstanding, consisting of 26,577,966 Class S shares, 5,691 Class D shares, 41,640,683 Class I shares, 26,922,983 Class F-S shares, 81,898,654 Class F-I shares, 37,211,032 Class D-S shares and 2,700,439 Class E shares.

Additionally, as of September 30, 2026, we had 57,294 Class E shares outstanding that were issued to the Board of Trustees as payment for 2024 and 2025 fiscal year end service.

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 5. Debt” for information relating to our Credit Facilities.

Cash Flows

Cash flows provided by operating activities increased $38.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 from $58.3 million to $97.0 million. The increase is primarily attributable to the growth of our real estate portfolio, which increased by 96 properties for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from 224 properties to 320 properties.

Cash flows used in investing activities decreased $732.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $1.3 billion to $554.6 million. The decrease is primarily attributable to fewer real estate acquisitions and proceeds received from a disposition in the current year.

Cash flows provided by financing activities decreased $511.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 from $1.1 billion to $566.3 million. The decrease is primarily attributable to a $727.8 million decrease of borrowings under the revolving credit facility and term loans and $93.2 million increase of repayments of the revolving credit facility, partially offset by a $358.0 million increase in proceeds for the issuance of common shares.

Future Cash Requirements

The following table aggregates our contractual obligations and commitments as of September 30, 2026 ($ in thousands):

Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured Revolving Credit Facility	$815,929	$—	$815,929	$—	$—
Term Loan Facility	380,000	—	380,000	—	—
Subsidiary Loans	458,600	—	458,600	—	—
Advanced organizational and offering costs	9,104	738	8,366	—	—
Commitments	505,283	457,370	47,913	—	—
Total	$2,168,916	$458,108	$1,710,808	$—	$—

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

Investments in Real Estate

We expect that most of our acquisitions will qualify as asset acquisitions rather than business combinations pursuant to ASC 805, Business Combinations. Upon the acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities, on a relative fair value basis. The most significant portion of the allocation is to buildings, land, and construction in progress and requires the use of market-based estimates and assumptions. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as other available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

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

Recent Accounting Pronouncements

See “Notes to Condensed Consolidated Financial Statements— Note 2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

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

We are exposed to interest rate risk with respect to our variable rate indebtedness, where an increase in interest rates would directly result in higher interest expense costs. We may seek to manage or mitigate our exposure to interest rate risk through interest rate protection agreements to fix or cap a portion of our variable rate debt. As of September 30, 2026, the outstanding principal balance of our variable rate indebtedness was $1.7 billion.

The Company’s Secured Revolving Credit Facility and Term Loan Facility are indexed to secured overnight financing rate (“SOFR”). We have executed interest rate swaps with an aggregate notional amount of $1.6 billion as of September 30, 2026 to hedge the risk of increasing interest rates. Assuming no changes in the balance of the Secured Revolving Credit Facility, Term Loan Facility and Subsidiary Loan as of September 30, 2026, a 10% increase in SOFR would result in increased interest expense of $1.7 million over a 12 month period, net of the impact of our interest rate swaps.

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

Valuation of assets and liabilities measured at fair value

The Company’s interest rate swaps are valued by the Adviser utilizing a pricing model and valuation provided by the counterparty. The rates used are publicly available and therefore these instruments are generally classified within Level 2 of the fair value hierarchy. The following table details the Company’s interest rate swaps measured at fair value on a recurring basis ($ in thousands):

				September 30, 2026			December 31, 2025
Counterparty	Maturity Date	Fixed Rate	Variable Rate Index	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Goldman Sachs Bank USA	10/21/2026	3.70%	One-month SOFR	Other Assets	$250,000	$36	Other Liabilities	$250,000	$(473)
Goldman Sachs Bank USA	10/21/2027	3.38%	One-month SOFR	Other Assets	150,000	1,703	Other Liabilities	150,000	(243)
Goldman Sachs Bank USA	4/7/2029	3.77%	One-month SOFR	Other Assets	500,000	10,918	N/A	—	—
Goldman Sachs Bank USA(1)	12/31/2029	4.14%	One-month SOFR	Other Assets	200,000	3,557	N/A	—	—
Goldman Sachs Bank USA(1)	12/31/2031	4.19%	One-month SOFR	Other Assets	200,000	4,965	N/A	—	—
Bank of America, National Association	8/13/2027	3.35%	Daily simple SOFR	Other Assets	60,000	566	Other Liabilities	60,000	(84)
Bank of America, National Association(2)	10/22/2027	3.67%	Daily simple SOFR	Other Assets	250,000	2,055	N/A	—	—
Total Swaps					$1,610,000	$23,800		$460,000	$(800)

(1)
Effective date December 31, 2026.
(2)
Effective date October 22, 2026.

Valuation of liabilities not measured at fair value

As of September 30, 2026, the Company’s borrowings are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The following table sets forth shares repurchased by the Company during the three months ended September 30, 2026 under the share repurchase plan:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 — July 31, 2026	452,606	$10.7318	452,606	—
August 1 — August 31, 2026	340,564	$10.7616	340,564	—
September 1 — September 30, 2026	272,229	$10.8700	272,229	—
Total	1,065,399		1,065,399	—

(1)
Repurchases are limited as set forth in our share repurchase plan described above. All requests under the share repurchase plan were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

(b)
Exhibits

Exhibit Number	Exhibit Description
10.1

Lender Joinder Agreement, dated August 6, 2026, by and among FNLR OP LP, as borrower, certain subsidiaries of FNLR OP LP party thereto, Fortress Net Lease REIT, certain subsidiaries of Fortress Net Lease REIT party thereto, Sumitomo Mitusi Trust Bank, Limited, New York Branch, as a new lender and acknowledged and consented to by Bank of America, N.A., as administrative agent and as the sole L/C Issuer (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and incorporated herein by reference)

10.2

New Lender Joinder Agreement, dated September 29, 2026, by and among FNLR OP, as borrower, certain subsidiaries of FNLR OP party thereto, Fortress Net Lease REIT, certain subsidiaries of Fortress Net Lease REIT party thereto, Associated Bank, National Association, as a new lender and acknowledged and consented to by Bank of America, N.A., as administrative agent and as the sole L/C Issuer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2026 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**
The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2026

Fortress Net Lease REIT

By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer